Form 10-Q
period 1996-03-31
ALLIED CAPITAL COMMERCIAL CORP
filed 1996-05-15
CIK 887429

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                              Commission file number:
ended MARCH 31, 1996                                           0-20352
      --------------                                  -----------------------


                     ALLIED CAPITAL COMMERCIAL CORPORATION
- - --------------------------------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                52-1777868
- - -----------------------                                  ----------------------
(State or jurisdiction of                                     (IRS Employer
incorporation or organization)                             Identification  No.)


                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                 -----------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                                 ---       -----

On May 3, 1996 there were 13,855,211 shares outstanding of the Registrant's common stock, $0.0001 par value.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of March 31, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

             Consolidated Statement of Income - For the Three Months Ended
             March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

             Consolidated Statement of Cash Flows - For the Three Months Ended
             March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

                                  PART I - Financial Information
Item 1.  Financial Statements
                               ALLIED CAPITAL COMMERCIAL CORPORATION
                                     CONSOLIDATED BALANCE SHEET
                              (in thousands, except number of shares)


                                                                                      March 31, 1996         December 31, 1995
                                                                                      --------------         -----------------
                                                                                         (unaudited)
       Assets

       Investments in mortgage loans, net  . . . . . . . . . . . . . . .                    $324,985                  $273,510

       Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                       4,531                    12,668

       Note receivable from affiliate  . . . . . . . . . . . . . . . . .                       1,101                     4,751

       Accrued interest receivable . . . . . . . . . . . . . . . . . . .                       4,549                     3,804

       Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                      13,198                     3,158
                                                                                            --------                 ---------

         Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .                   $ 348,364                 $ 297,891
                                                                                            ========                  ========


       Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .

       Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $ 141,190                  $ 98,625

       Investment management fee payable . . . . . . . . . . . . . . . .                       1,760                     1,628

       Dividends payable . . . . . . . . . . . . . . . . . . . . . . . .                         --                      2,323

       Accounts payable and other liabilities  . . . . . . . . . . . . .                       8,996                     2,551

       Minority interest . . . . . . . . . . . . . . . . . . . . . . . .                       6,716                     6,040



       Commitments and Contingencies


       Shareholders' Equity

       Common stock, $0.0001 par value, 50,000,000 shares
         authorized; 13,849,878 and 13,733,787 shares issued and
         outstanding at 3/31/96 and 12/31/95 . . . . . . . . . . . . . .                           1                         1

       Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                     194,403                   192,251

       Notes receivable from sale of common stock  . . . . . . . . . . .                      (4,391)                   (4,419)

       Accumulated distributions in excess of net income . . . . . . . .                        (311)                   (1,109)
                                                                                            --------                  --------

         Total shareholders' equity  . . . . . . . . . . . . . . . . . .                     189,702                   186,724
                                                                                            --------                  --------

         Total liabilities and shareholders' equity  . . . . . . . . . .                   $ 348,364                 $ 297,891
                                                                                            ========                  ========





 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                                             For the Three Months Ended
                                                                                                      March 31,
                                                                                             ---------------------------

                                                                                                  1996              1995
                                                                                              --------          --------
             Investment income:

               Interest from mortgage loans:

                 Stated interest . . . . . . . . . . . . . . . . . . . . . . . . .            $  8,180           $ 5,877

                 Discount amortization . . . . . . . . . . . . . . . . . . . . . .               1,277             1,078
                                                                                              --------           -------

                     Total income from mortgage loans  . . . . . . . . . . . . . .               9,457             6,955

               Interest on temporary investments . . . . . . . . . . . . . . . . .                 636               325
                                                                                              --------           -------

                         Total investment income . . . . . . . . . . . . . . . . .              10,093             7,280
                                                                                               -------           -------



             Expenses:

               Investment management fee . . . . . . . . . . . . . . . . . . . . .               1,760             1,345

               Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .               1,877               756

               Other operating expenses  . . . . . . . . . . . . . . . . . . . . .                 734                50
                                                                                              --------           -------

                 Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . .               4,371             2,151
                                                                                              --------           -------


             Income before net investment gains  . . . . . . . . . . . . . . . . .               5,722             5,129


             Net realized gains  . . . . . . . . . . . . . . . . . . . . . . . . .               1,808               748
                                                                                              --------           -------


             Income before minority interest . . . . . . . . . . . . . . . . . . .               7,530             5,877

             Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .                (675)              --
                                                                                              --------           -------

             Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  6,855           $ 5,877
                                                                                               =======            ======

             Net income per share  . . . . . . . . . . . . . . . . . . . . . . . .            $   0.50           $  0.44
                                                                                               =======            ======


             Weighted average number of shares and
               share equivalents outstanding . . . . . . . . . . . . . . . . . . .              13,815            13,222
                                                                                              ========           =======





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                               For the Three Months Ended March 31,
                                                                                               ------------------------------------

                                                                                                       1996                    1995
                                                                                                 ----------              ----------
  Cash Flows From Operating Activities:

  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $   6,855               $   5,877

  Adjustments to reconcile net income to net cash provided by operating activities:

  Discount amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (1,277)                 (1,078)

  Gain on disposition of investments, net  . . . . . . . . . . . . . . . . . . . .                   (1,808)                   (969)

  Loss on sale of investments  . . . . . . . . . . . . . . . . . . . . . . . . . .                                              221

  Provision for loan loss reserves   . . . . . . . . . . . . . . . . . . . . . . .                      400                     --

  Minority interest in net income  . . . . . . . . . . . . . . . . . . . . . . . .                      675                     --

  Amortization of deferred costs   . . . . . . . . . . . . . . . . . . . . . . . .                      162                       5

  Changes in assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . .                   (4,256)                    582
                                                                                                  ---------               ---------
          Net cash provided by operating activities  . . . . . . . . . . . . . . .                      751                   4,638
                                                                                                  ---------               ---------


  Cash Flows From Investing Activities

      Purchase of mortgage loans and accrued interest  . . . . . . . . . . . . . .                  (68,590)                (20,698)

      Collection of mortgage principal   . . . . . . . . . . . . . . . . . . . . .                   19,685                  10,392

      Redemption of U.S. Government securities   . . . . . . . . . . . . . . . . .                      --                   18,466

      Collections (advances) under demand note receivable from
        affiliate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3,650                   5,707
                                                                                                  ---------               ---------

          Net cash provided by (used in) investing activities  . . . . . . . . . .                  (45,255)                 13,867
                                                                                                  ---------               ---------


  Cash Flows From Financing Activities

      Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (6,426)                 (5,774)

      Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    48,900                 (12,056)

      Payments of long-term debt   . . . . . . . . . . . . . . . . . . . . . . . .                   (6,335)                    --

      Proceeds from the issuance of common stock   . . . . . . . . . . . . . . . .                      200                     --

      Collections on note receivable from sale of stock  . . . . . . . . . . . . .                       28                      21
                                                                                                  ---------               ---------
         Net cash provided by financing (used in) activities   . . . . . . . . . .                   36,367                 (17,809)
                                                                                                  ---------               ---------



  Net increase (decrease) in cash and cash equivalents   . . . . . . . . . . . . .                  (8,137)                     696


  Cash and cash equivalents, beginning of period   . . . . . . . . . . . . . . . .                   12,668                     979
                                                                                                  ---------                --------

  Cash and cash equivalents, end of period   . . . . . . . . . . . . . . . . . . .                $   4,531               $   1,675
                                                                                                   ========                ========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1.  GENERAL:

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Commercial Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and consolidated notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 consolidated financial statements in order to conform to the 1996 presentation.

NOTE 2.  INVESTMENT MANAGEMENT AGREEMENT.

         On May 3, 1996, the Company reached an agreement in principle with Allied Capital Advisers, Inc ("Advisers") to revise the fee schedule under the investment management arrangement between those entities. The revised fee schedule applies to fees payable by the Company beginning with the quarter ended March 31, 1996, and only applies to loans originated or purchased by the Company on or after January 1, 1996. All other loans in the Company's portfolio remain subject to the existing fee schedule.

         The revised fee schedule reflects three tiers of management fee percentages payable to Advisers, based upon a classification of the outstanding loans (i.e., "Invested Assets") held in the Company's investment portfolio. This three-tiered schedule is intended to allow the Company to enter into new business areas. First, the Company will seek to originate or purchase high credit quality, lower interest rate loans and to be more cost competitive on these types of loans.
         Second, it will seek to originate or otherwise invest, on a limited basis, in loans secured by real estate with more difficult credit situations that may offer a higher return to the portfolio.

         Class A loans, which have loan-to-value, debt service coverage, and payment history characteristics that generally are superior to those of the Company's existing loan portfolio, will incur management fees, payable quarterly in arrears, at a rate of 1.25% per annum, subject to adjustment by Advisers to a rate of 1.00% per annum under certain circumstances.

         Class B loans, which have credit characteristics that generally are comparable to those of the majority of loans held in the Company's portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 2.50% per annum. Most loans fall into this category, which reflects the existing fee structure for the Company's portfolio of Invested Assets.

         Class C loans, which have credit characteristics that generally are inferior to those of the Company's loan portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 3.50% per annum. These loans are "out of the ordinary,' and therefore require more sophisticated underwriting and/or closer monitoring than the majority of the Company's existing loans. Class C loans either represent "turnaround financing" investments or have a non-performing or sub-performing payment history. The Company plans to invest in Class C loans on a limited basis.

         The revised fee schedule, however, places a quarterly cap, at a rate of 2.50% per annum, on the total management fees payable to Advisers with respect to the Company's holdings of Invested Assets.

         Management fees payable to Advisers with respect to the Company's holdings of cash, cash equivalents, and short-term U.S. government or agency securities and repurchase agreements collateralized thereby (i.e., "Cash and Interim Investments") are not affected by the revised fee schedule. Rather, Cash and Interim Investments will continue to incur management fees, payable quarterly in arrears, at a rate of 0.50% per annum.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 3.  MORTGAGE LOANS:

         Management, based on an evaluation of numerous factors including, but not limited to, general and regional economic conditions, credit concentrations and mortgage collateral values, increased its loan loss reserve by $400,000 during the first quarter of 1996. As of March 31, 1996, the Company has a total loan loss reserve equal to $1,412,000 or 0.4% of total investments in mortgage loans.

NOTE 4.  DISTRIBUTIONS:

         The Company's Board of Directors declared a first quarter dividend equivalent to $0.44 per share. This dividend was paid on March 29, 1996 to shareholders of record as of March 15, 1996. The Company paid cash of $4,640,000 and distributed new shares of common stock, through its dividend reinvestment plan, with a value of $1,421,000 for a total dividend equal to $6,061,000.

NOTE 5.  COMMITMENTS AND CONTINGENCIES:

         The Company had loan commitments outstanding equal to $12.1 million at March 31, 1996 to invest in various mortgage loans with prospective companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The Company's net income increased 17% to $6.9 million for the quarter ended March 31, 1996 compared to $5.9 million in the previous period of last year. Net income per share was $0.50 and $0.44 for the quarter ended March 31, 1996 and 1995, respectively. The increase in the quarter net income this year from the comparable quarter of the prior year is primarily due to the interest income earned on the increased commercial mortgage loan portfolio and the amount of realized gains recognized.

         The 1996 first quarter operations include the consolidation of the operations of Allied Capital Funding, LLC ("Funding"), an 82%-owned subsidiary of the Company that was established during the fourth quarter of 1995 for purposes of securitizing a portion of the Company's loans, and the loans of a private REIT. First quarter 1996 consolidated assets, liabilities and operating results include the accounts of the Company and Funding, and are offset by the minority interest in Funding's ownership.

         Total investment income for the quarter ended March 31, 1996 increased 39% over the corresponding prior period. The Company's net investments in mortgage loans have increased $114 million or 54% to $325.0 million as of March 31, 1996 from $210.8 million at March 31, 1995, of which, $21.3 million represents a growth from consolidating the minority interest in the mortgage loans of Funding. The growth in mortgage loans resulted in the substantial growth in total investment income. The Company has financed its growth in mortgage loans primarily through the use of leverage.

         Total expenses have increased 75% in the current year quarter over the corresponding period last year. The primary increases in expenses relate to interest expense and investment management fees. Interest expense increased 148% to $1.9 million from $0.8 million for the quarters ended March 31, 1996 and 1995, respectively. Interest expense has increased because the Company continues to grow its investments in mortgage loans by utilizing leverage. Total debt has increased to $141.2 million at March 31, 1996 from $38.0 million at March 31, 1995. The increase in investment management fees is the result of the Company increasing its investments in mortgage loans.

         On May 3, 1996, the Company reached an agreement in principle with Allied Capital Advisers, Inc. ("Advisers") to revise the fee schedule under the investment management arrangement between those entities. The revised fee schedule applies to fees payable by the Company beginning with the quarter ended March 31, 1996 and only applies to loans originated or purchased by the Company on or after January 1, 1996. All other loans in the Company's portfolio remain subject to the fee schedule in existence in 1995 and prior periods.

         The revised fee schedule reflects three tiers of management fee percentages payable to Advisers, based upon a classification of the outstanding loans (i.e., "Invested Assets") held in the Company's investment portfolio. This three-tiered schedule is intended to allow the Company to enter into new business areas. First, the Company will seek to originate or purchase high credit quality, lower interest rate loans, and second, it will seek to originate or otherwise invest, on a limited basis, in loans secured by real estate with more difficult credit situations that may offer a higher return to the portfolio.

         The revised fee schedule classifies loans into three classes based upon their respective credit quality and other factors. Fees on the asset classes range from approximately 1% per annum to 3.5% per annum. The revised fee schedule, however, places a quarterly cap, at a rate of approximately 2.50% per annum, on the total management fees payable to Advisers with respect to the Company's holdings of Invested Assets. The fee schedule in effect in 1995 and prior years required a fee on all invested assets at a rate of approximately 2.50% per annum. Similar to the prior fee schedule, the revised fee schedule calculates investment management fees on a quarterly basis and fees are payable quarterly in arrears. The new fee schedule did not alter the fees charged on cash or temporary investments.

         The implementation of the revised fee schedule for the quarter ended March 31, 1996 effectively reduced investment management fees on new loans originated by approximately $200,000 for the quarter.

         Other operating expenses increased $684,000 to $734,000 for the quarter ended March 31, 1996 as compared to $50,000 for the quarter ended March 31, 1995. Other operating expenses for the quarter ended March 31, 1996 include an increase of $400,000 in the Company's loan loss reserve. As of March 31, 1996, the Company's total loan loss reserve equals $1.4 million or 0.4% of the total net cost of investments in mortgage loans.

         The Company received mortgage loan payoffs and repayments during the first quarter of 1996 totaling $19.7 million that resulted in realized gains of $1.8 million.

         The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of Funding, which has been consolidated by the Company. The minority interest equaled $0.7 million for the quarter ended March 31, 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         Total investments in mortgage loans increased by $51.2 million, or 19% to $325.0 at March 31, 1996 from $273.5 at December 31, 1995. This growth in mortgage loans was primarily financed through borrowings under the Company's credit facilities and mortgage loan principal repayments.

         Cash and cash equivalents decreased to $4.5 million at March 31, 1996 from $12.7 million at December 31, 1996. During the first quarter of 1996, the Company used $45.3 million in cash for net investing activities which was funded by draws on its lines of credit. The Company generated $0.8 million in cash from operations.

         The Company's total consolidated indebtedness at March 31, 1996 was $141.2 million. The Company has outstanding long-term indebtedness of $92.3 million from Funding's issuance of commercial mortgage collateralized bonds, and has $48.9 million in outstanding short-term lines of credit.

         It is management's belief that the Company will have access to the capital resources necessary to expand into new business areas as well as existing product lines. The Company may seek to obtain additional funds through additional debt financings or through the use of other financial instruments. The Company anticipates that adequate cash will be available to fund its new investments, operating expenses, debt service obligations and make distributions to shareholders in accordance with REIT requirements.

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    ALLIED CAPITAL COMMERCIAL CORPORATION
                                    -------------------------------------
                                    (Registrant)



                                    /s/ Jon A. DeLuca
                                    ---------------------------------
Date: May 13, 1996                  Jon A. DeLuca
                                    Executive Vice President and
                                    Chief Financial Officer