Form 10-Q
period 1996-06-30
ALLIED CAPITAL COMMERCIAL CORP
filed 1996-08-14
CIK 887429

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                                 Commission file number:
ended JUNE 30, 1996                                                  0-20352
      -------------                                      -----------------------


                     ALLIED CAPITAL COMMERCIAL CORPORATION
            --------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                52-1777868
- -----------------------                                   ----------------------
(State or jurisdiction of                                    (IRS Employer
incorporation or organization)                              Identification  No.)


                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                 ----------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                           --- ------  --  -----

On August 5, 1996 there were 13,959,732 shares outstanding of the Registrant's common stock, $0.0001 par value.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of June 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . 1

             Consolidated Statement of Income - For the Three and Six Months Ended
             June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statement of Cash Flows - For the Six Months Ended
             June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                        PART I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)


                                                                                  June 30, 1996          December 31, 1995
                                                                                  -------------          -----------------
                                                                                     (unaudited)
 Assets
 Investments in mortgage loans, net  . . . . . . . . . . . . . . . . . . . . .         $328,358                    $273,510

 Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . .            3,647                      12,668

 Note receivable from affiliate  . . . . . . . . . . . . . . . . . . . . . . .              --                        4,751

 Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .            4,507                       3,804

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,438                       3,158
                                                                                          -----                       -----
   Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 342,950                   $ 297,891
                                                                                       ========                    ========



 Liabilities

 Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 139,264                    $ 98,625

 Investment management fee payable . . . . . . . . . . . . . . . . . . . . . .            1,755                       1,628

 Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                        2,323

 Accounts payable and other liabilities  . . . . . . . . . . . . . . . . . . .            2,997                       2,551

 Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,935                       6,040


 Commitments and Contingencies


 Shareholders' Equity

 Common stock, $0.0001 par value, 50,000,000 shares
   authorized; 13,959,732 and 13,733,787 shares issued and
   outstanding at 6/30/96 and 12/31/95 . . . . . . . . . . . . . . . . . . . .                1                           1

 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .          196,482                     192,251

 Notes receivable from sale of common stock  . . . . . . . . . . . . . . . . .           (4,472)                     (4,419)

 Retained Earnings (accumulated distributions in excess of net income) . . . .              988                      (1,109)
                                                                                            ---                     -------

   Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .          192,999                     186,724
                                                                                        -------                     -------


   Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . .        $ 342,950                   $ 297,891
                                                                                       ========                    ========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                                                           For the Six Months Ended
                                                                          For the Three Months Ended       ------------------------
                                                                                  June 30,                          June 30,

                                                                              1996           1995           1996          1995
                                                                              ----           ----           ----          ----
 Investment income:

   Interest from mortgage loans:

     Stated interest . . . . . . . . . . . . . . . . . . . . . . . .        $ 9,417        $ 6,810       $ 17,597      $ 12,687

     Discount amortization . . . . . . . . . . . . . . . . . . . . .          1,537          1,157          2,814         2,235
                                                                              -----          -----          -----         -----

         Total income from mortgage loans  . . . . . . . . . . . . .         10,954          7,967         20,411        14,922

   Interest on temporary investments . . . . . . . . . . . . . . . .            312            235            948           560
                                                                                ---            ---            ---           ---

             Total investment income . . . . . . . . . . . . . . . .         11,266          8,202         21,359        15,482
                                                                             ------          -----         ------        ------


 Expenses:

   Investment management fee . . . . . . . . . . . . . . . . . . . .          1,767          1,533          3,527         2,878

   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .          2,931          1,140          4,808         1,896

   Other operating expenses  . . . . . . . . . . . . . . . . . . . .            382            212          1,116           262
                                                                                ---            ---          -----           ---

     Total expenses  . . . . . . . . . . . . . . . . . . . . . . . .          5,080          2,885          9,451         5,036
                                                                              -----          -----          -----         -----


 Income before net investment gains  . . . . . . . . . . . . . . . .          6,186          5,317         11,908        10,446


 Net realized gains  . . . . . . . . . . . . . . . . . . . . . . . .          2,253            230          4,060           978
                                                                              -----            ---          -----           ---


 Income before minority interest . . . . . . . . . . . . . . . . . .          8,439          5,547         15,968        11,424


 Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .           (756)           --          (1,431)          --
                                                                              -----            ---        -------           ---



 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 7,683        $ 5,547       $ 14,537      $ 11,424
                                                                            =======        =======       ========      ========
 Net income per share  . . . . . . . . . . . . . . . . . . . . . . .         $ 0.55         $ 0.41         $ 1.05        $ 0.85
                                                                             ======         ======         ======        ======


 Weighted average number of shares and
   share equivalents outstanding . . . . . . . . . . . . . . . . . .         13,934         13,479         13,873        13,435
                                                                             ======         ======         ======        ======




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                 (unaudited)

                                                                                              For the Six Months Ended
                                                                                                       June 30,
                                                                                                       --------

                                                                                                   1996             1995
                                                                                                   ----             ----
 Cash Flows From Operating Activities:

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 14,537         $ 11,424

 Adjustments to reconcile net income to net cash provided by operating activities:

     Discount amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,814)          (2,235)

     Net gains on disposition of mortgage loans  . . . . . . . . . . . . . . . . . . .           (4,060)          (1,199)

     Net loss on sale of investments . . . . . . . . . . . . . . . . . . . . . . . . .              --               221

     Provision for loan loss reserves  . . . . . . . . . . . . . . . . . . . . . . . .              400              --

     Minority interest in net income . . . . . . . . . . . . . . . . . . . . . . . . .            1,431              --

     Amortization of deferred costs  . . . . . . . . . . . . . . . . . . . . . . . . .              473              --

 Changes in assets and liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,331)             397
                                                                                                 ------              ---
         Net cash provided by operating activities . . . . . . . . . . . . . . . . . .            6,636            8,608
                                                                                                  -----            -----


 Cash Flows From Investing Activities:

     Purchase of mortgage loans and accrued interest . . . . . . . . . . . . . . . . .          (84,313)         (55,274)

     Collection of mortgage principal  . . . . . . . . . . . . . . . . . . . . . . . .           35,668           17,218

     Redemption of U.S. Government securities  . . . . . . . . . . . . . . . . . . . .              --            24,054

     Net collections under demand note receivable from affiliate . . . . . . . . . . .            4,751            5,927
                                                                                                  -----            -----

         Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .          (43,894)          (8,075)
                                                                                                -------           ------


 Cash Flows From Financing Activities:

     Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (11,351)          (9,813)

     Distribution to minority shareholder                                                        (1,813)

     Net borrowings under revolving line of credit . . . . . . . . . . . . . . . . . .           65,335           14,761

     Payments of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (24,695)             --

     Proceeds from the issuance of common stock  . . . . . . . . . . . . . . . . . . .              515              --

     Collections on note receivable from sale of stock . . . . . . . . . . . . . . . .              246               54
                                                                                                    ---               --

        Net cash provided by financing activities  . . . . . . . . . . . . . . . . . .           28,237            5,002
                                                                                                 ------            -----


 Net (decrease) increase in cash and cash equivalents  . . . . . . . . . . . . . . . .           (9,021)           5,535


 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . .           12,668              979
                                                                                                 ------              ---

 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . .          $ 3,647          $ 6,514
                                                                                                =======          =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 1.  GENERAL:

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Commercial Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and consolidated notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 consolidated financial statements in order to conform to the 1996 presentation.

NOTE 2.  INVESTMENT MANAGEMENT AGREEMENT:

         On May 3, 1996, the Company reached an agreement with Allied Capital Advisers, Inc. ("Advisers") to revise the fee schedule under the investment management arrangement between those entities. The revised fee schedule applies to fees payable by the Company beginning with the quarter ended March 31, 1996, and only applies to loans originated or purchased by the Company on or after January 1, 1996. All other loans in the Company's portfolio remain subject to the existing fee schedule.

         The revised fee schedule reflects three tiers of management fee percentages payable to Advisers, based upon a classification of the outstanding loans (i.e., "Invested Assets") held in the Company's investment portfolio. This three-tiered schedule is intended to allow the Company to enter into two new business areas in addition to its traditional hard-to finance real estate loans for small businesses. First, the Company will seek to originate or purchase high credit quality, lower interest rate loans and to be more cost competitive on these types of loans. Second, it will seek to originate or otherwise invest, on a limited basis, in loans secured by real estate with more difficult credit situations that may offer a higher return to the portfolio.

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

         Class C loans, which have credit characteristics that generally are inferior to those of the Company's loan portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 3.50% per annum. These loans are "out of the ordinary," and therefore require more sophisticated underwriting and/or closer monitoring than the majority of the Company's existing loans. Class C loans either represent "turnaround financing" investments or have a non-performing or sub-performing payment history. The Company plans to invest in Class C loans only on a limited basis.

         The revised fee schedule, however, places a quarterly cap, at a rate of 2.50% per annum, on the total management fees payable to Advisers with respect to the Company's holdings of Invested Assets.

         Management fees payable to Advisers with respect to the Company's holdings of cash, cash equivalents, and short-term U.S. government or agency securities and repurchase agreements collateralized thereby (i.e.,

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

         "Cash and Interim Investments") are not affected by the revised fee schedule. Cash and Interim Investments will continue to incur management fees, payable quarterly in arrears, at a rate of 0.50% per annum.


NOTE 3.  MORTGAGE LOANS:

         Management, based on an evaluation of numerous factors including, but not limited to, general and regional economic conditions, credit concentrations and mortgage collateral values, increased its loan loss reserve by $400,000 during the first quarter of 1996. As of June 30, 1996, the Company has a total loan loss reserve equal to $1,412,000 or 0.4% of its net investment in mortgage loans.

NOTE 4.  CREDIT FACILITIES:

         The Company, in conjunction with Business Mortgage Investors, Inc., a private real estate investment trust that co-invests in certain mortgage loans with the Company, has a $40,000,000 revolving line of credit with two banks. The revolving line of credit bears interest at LIBOR plus 220 basis points and expires in August 1997. As of June 30, 1996 the Company had drawn $13.5 million under this line of credit.

         The Company, again in conjunction with Business Mortgage Investors, Inc., renewed its credit facility with an investment bank, whereby the Company and BMI can borrow up to $80 million using the investments in mortgage loans as collateral. The terms of the credit facility are interest only with all principal due at maturity. The credit facility bears interest at LIBOR plus 170 basis points and expires in March 1997. As of June 30, 1996, the Company had outstanding borrowings under this facility equal to $51.8 million.

NOTE 5.  DISTRIBUTIONS:

         The Company's Board of Directors declared a second quarter dividend equivalent to $0.46 per share. This dividend was paid on June 28, 1996 to shareholders of record as of June 14, 1996. The Company paid cash of $4,925,000 and distributed new shares of common stock, through its dividend reinvestment plan, with a value of $1,463,000 for a total dividend equal to $6,388,000. The Company's Board of Directors also declared a first quarter dividend equivalent to $0.44 per share. This dividend was paid on March 29, 1996 to shareholders of record as of March 15, 1996. The Company paid cash of $4,640,000 and distributed new shares of common stock, through its dividend reinvestment plan, with a value of $1,421,000 for a total dividend equal to $6,061,000.

NOTE 6.  COMMITMENTS AND CONTINGENCIES:

         The Company had loan commitments outstanding equal to $19.6 million at June 30, 1996 to invest in various mortgage loans with prospective companies.

NOTE 7.  SUBSEQUENT EVENT:

         The Company entered into an interest rate swap agreement (the "swap agreement") with Morgan Guaranty Trust Company of New York to manage its exposure to interest rate fluctuations associated with its variable rate lines-of-credit on July 22, 1996. The swap agreement has a notional amount of $50 million, which will be used to convert the variable rate (one month LIBOR plus 170 basis points) on the Company's credit facility to a fixed rate of 6.92%. The swap agreement terminates July 22, 2001. Net receipts on payments under the swap agreement will be recognized as an adjustment to interest expense. The Company will be exposed to credit losses in the event of counter party nonperformance, but it does not anticipate any such losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The 1996 reporting periods below include the consolidation of the operations of Allied Capital Funding, LLC ("Funding"), an 82%-owned subsidiary of the Company that was established during the fourth quarter of 1995 for purposes of securitizing a portion of the Company's loans and the loans of a private REIT. The consolidated assets, liabilities and operating results include the accounts of the Company and Funding and are offset by the minority interest in Funding's ownership.

         FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
         The Company's net income increased 39% to $7.7 million for the quarter ended June 30, 1996 compared to $5.5 million for the same period of last year. Net income per share was $0.55 and $0.41 for the quarters ended June 30, 1996 and 1995, respectively. The increase in the quarter net income this year from the comparable quarter of the prior year is due to the interest income earned on the larger commercial mortgage loan portfolio and the amount of realized gains recognized.

         Total investment income for the quarter ended June 30, 1996 increased 37% over the corresponding prior year period. The Company's net investments in mortgage loans have increased $89 million or 37% to $328.4 million as of June 30, 1996 from $239.8 million at June 30,1995, of which, $11.2 million represents growth from consolidating the minority interest in the mortgage loans of Funding. The Company has financed its investments in mortgage loans primarily through the use of leverage during the second quarter of 1996.

         Total expenses have increased 76% in the current year quarter over the corresponding period last year. The primary increases in expenses relate to interest expense. Interest expense increased 157% to $2.9 million from $1.1 million for the quarters ended June 30, 1996 and 1995, respectively. Interest expense continues to increase because the Company is utilizing leverage in order to increase it investments in mortgage loans. Total debt has increased to $139.2 million at June 30, 1996 from $64.8 million at June 30, 1995.

         Investment management fees increased $0.3 million to $1.8 million from $1.5 million for the three months ended June 30, 1996 and 1995, respectively. This increase in investment management fees is directly related to the substantial growth in the Company's investments in mortgage loans.

         Other operating expenses increased $170,000 to $382,000 for the quarter ended June 30, 1996 as compared to $212,000 for the quarter ended June 30, 1995. There was no addition to the Company's loan loss reserve in the second quarter.

         The Company received mortgage loan payoffs during the second quarter of 1996 totaling $16 million that resulted in realized gains of $2.3 million as compared to realized gains of $0.2 million in the comparable period of last year.

         The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of Funding, which has been consolidated by the Company. The minority interest equaled $0.75 million for the quarter ended June 30, 1996.

         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
         The Company's net income increased 27.2% to $14.5 million for the six months ended June 30, 1996 compared to $11.4 million for the same period of last year, and net income per share was $1.05 and $0.85 for these periods, respectively. The increase in the net income this year over the comparable period of the prior year is due to the interest income earned on the increased commercial mortgage loan portfolio and the amount of realized gains recognized.

         Total investment income for the six months ended June 30, 1996 increased 38% over the corresponding period of the prior year. The Company's net investments in mortgage loans have increased $89 million or 20% to $ 328.3 million as of June 30, 1996 from $239.8 million at June 30,1995, of which, $11.2 million represents an increase from consolidating the minority interest in the mortgage loans of Funding. This growth has resulted in a substantial increase in total investment income. The Company has financed its growth in mortgage loans primarily through the use of leverage.

         Total expenses have increased 88% for the six months ended June 30, 1996 as compared to the corresponding period last year. Interest expense increased 154% to $4.8 million from $1.9 million for the six months ended June 30, 1996 and 1995, respectively. Interest expense continues to increase because the Company is growing its investments in mortgage loans by utilizing leverage.

         On May 3, 1996, the Company reached an agreement with Allied Capital Advisers, Inc. ("Advisers") to revise the fee schedule under the investment management arrangement between those entities. The revised fee schedule applies to fees payable by the Company beginning with the quarter ended June 30, 1996 and only applies to loans originated or purchased by the Company on or after January 1, 1996. All other loans in the Company's portfolio remain subject to the fee schedule in existence in 1995 and prior periods.

         The revised fee schedule reflects three tiers of management fee percentages payable to Advisers, based upon a classification of the outstanding loans (i.e., "Invested Assets") held in the Company's investment portfolio. This three-tiered schedule is intended to allow the Company to enter into two new business areas. First, the Company will seek to originate or purchase high credit quality, lower interest rate loans, and second, it will seek to originate or otherwise invest, on a limited basis, in loans secured by real estate with more difficult credit situations that may offer a higher return to the portfolio.

         The revised fee schedule classifies loans into three classes based upon their respective credit quality and other factors. Fees on the asset classes range from 1% per annum to 3.5% per annum. The revised fee schedule, however, places a quarterly cap, at a rate of 2.50% per annum, on the total management fees payable to Advisers with respect to the Company's holdings of Invested Assets. The fee schedule in effect in 1995 and prior years required a fee on all invested assets at a rate of approximately 2.50% per annum. Similar to the prior fee schedule, the revised fee schedule calculates investment management fees on a quarterly basis and fees are payable quarterly in arrears. The new fee schedule did not alter the fees charged on cash or temporary investments.

         Investment management fees increased $0.6 million to $3.5 million from $2.9 million for the six months ended June 30, 1996 and 1995, respectively. This increase in investment management fees is directly related to the substantial growth in the Company's investments in mortgage loans.

         Other operating expenses increased $0.9 million to $1.1 million for the six months ended June 30, 1996 as compared to $262,000 for the six months ended June 30, 1995. This increase resulted from a rise in normal operating expenses due to the growth of the Company, and from a $0.4 million addition to the loan loss reserve during the first quarter of 1996.

         The Company received mortgage loan payoffs during the first half of 1996 totaling $35.7 million that resulted in realized gains of $4.1 million as compared to realized gains of $1.0 million in the prior year period.

         The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of Funding, which has been consolidated by the Company. The minority interest equaled $1.4 million for the six months ended June 30, 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         Total investments in mortgage loans increased by $54.9 million, or 20% to $328.4 at June 30, 1996 from $273.5 at December 31, 1995. This growth in mortgage loans was primarily financed through borrowings under the Company's credit facilities and mortgage loan principal repayments.

         Cash and cash equivalents decreased to $3.6 million at June 30, 1996 from $12.7 million at December 31, 1995. During the first half of 1996, the Company used $43.9 million in cash for net investing activities which was funded by draws on its lines of credit. The Company generated $6.6 million in cash from operations.

         The Company's total consolidated indebtedness at June 30, 1996 was $139.2 million. The Company has outstanding non-recourse long-term indebtedness of $73.9 million from Funding's issuance of commercial mortgage collateralized bonds, and has $65.3 million in outstanding recourse short-term lines of credit secured by mortgage loans. Although it has previously been management's intention to limit recourse borrowings to no more than 200% of the Company's equity, management has had the recent opportunity to evaluate certain situations in which it would be in the best interest of the Company to exceed the 200% limitation. As a result, management may from time to time engage in transactions that cause the Company to exceed the 200% limit for recourse financing in order for the Company to achieve its growth objectives. The Company will continue to borrow on a non-recourse basis, as appropriate.

         In an effort to manage its exposure to fluctuations in interest rates in connection with its short-term lines-of-credit, the Company entered into an interest rate swap agreement in July 1996. The swap agreement has a notional amount equal to $50 million and converts this amount of variable rate debt into fixed rate debt with an interest rate equal to 6.92%.

         It is management's belief that the Company will have access to the capital resources necessary to expand into new business areas as well as existing product lines. The Company may seek to obtain additional funds through additional debt financings or through the use of other financial instruments. The Company anticipates that adequate cash will be available to fund its new investments, operating expenses, debt service obligations and make distributions to shareholders in accordance with real estate investment trust requirements.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Allied Capital Commercial Corporation held its annual meeting of shareholders on May 3, 1996 in Washington, DC. The following directors were elected as proposed in the proxy material to serve until the next annual shareholders meeting:

                   DIRECTOR                             FOR                          WITHHELD
                   --------                             ---                          --------
                David Gladstone                     10,745,666                        69,443

            George C. Williams, Jr.                 10,741,160                        73,949

               John M. Scheurer                     10,744,042                        71,067

               Anthony T. Garcia                    10,744,042                        71,067

               Charles L. Palmer                    10,742,862                        72,247

                John D. Reilly                      10,744,042                        71,067

              Laura W. van Roijen                   10,744,040                        71,068


         Shareholders also ratified the selection of Arthur Andersen LLP to serve as independent accountants until the next shareholders meeting. The Company received: 10,512,363 shares voting for the ratification; 36,166 shares voting against the ratification; and, 56,291 shares that abstained from voting on the ratification.

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

                                       ALLIED CAPITAL COMMERCIAL CORPORATION
                                       -------------------------------------
                                       (Registrant)



                                       /s/ Jon A. DeLuca
                                       --------------------------------
Date: August 12, 1996                  Jon A. DeLuca
                                       Executive Vice President and
                                       Chief Financial Officer