Form 10-Q
period 1996-09-30
ALLIED CAPITAL COMMERCIAL CORP
filed 1996-11-13
CIK 887429

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           Quarterly report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the quarterly period                            Commission file number:
ended SEPTEMBER 30, 1996                                   0-20352
      ------------------                               -------------------


                    ALLIED CAPITAL COMMERCIAL CORPORATION
       --------------------------------------------------------------
           (exact name of Registrant as specified in its charter)


       MARYLAND                                            52-1777868
-----------------------                              ----------------------
(State or jurisdiction of                                 (IRS Employer
incorporation or organization)                         Identification  No.)

                      C/O ALLIED CAPITAL ADVISERS, INC.
                             1666 K STREET, N.W.
                                  9TH FLOOR
                           WASHINGTON, DC   20006
              -------------------------------------------------
                  (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                           ---  -----  --  -----

On November 5, 1996 there were 14,175,484 shares outstanding of the Registrant's common stock, $0.0001 par value.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of September 30, 1996 and December 31, 1995  . . . . .        1

             Consolidated Statement of Income - For the Three and Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

             Consolidated Statement of Cash Flows - For the Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .        4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .        10

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . .        10

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

                         PART I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                                  September 30, 1996       December 31, 1995
                                                                                  ------------------       -----------------
                                                                                         (unaudited)
 Assets

 Investments in mortgage loans, net . . . . . . . . . . . . . . . . . . . .                 $339,690                $273,510

 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .                      592                  12,668

 Note receivable from affiliate . . . . . . . . . . . . . . . . . . . . . .                       --                   4,751

 Accrued interest receivable  . . . . . . . . . . . . . . . . . . . . . . .                    3,587                   3,804

 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    4,993                   3,158
                                                                                               -----                   -----
   Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $ 348,862               $ 297,891
                                                                                            ========                ========



 Liabilities

 Debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $ 144,271                $ 98,625

 Investment management fee payable  . . . . . . . . . . . . . . . . . . . .                    1,810                   1,628

 Dividends payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       --                   2,323

 Accounts payable and other liabilities . . . . . . . . . . . . . . . . . .                    2,096                   2,551

 Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    5,621                   6,040


 Commitments and Contingencies


 Shareholders' Equity

 Common stock, $0.0001 par value, 50,000,000 shares
   authorized; 14,166,024 and 13,733,787 shares issued and
   outstanding at 9/30/96 and 12/31/95    . . . . . . . . . . . . . . . . .                        1                       1

 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .                  200,486                 192,251

 Notes receivable from sale of common stock . . . . . . . . . . . . . . . .                  (6,035)                 (4,419)

 Retained earnings (accumulated distributions in excess of net income). . .                      612                 (1,109)
                                                                                                 ---                 -------

   Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .                  195,064                 186,724
                                                                                             -------                 -------


   Total liabilities and shareholders' equity . . . . . . . . . . . . . . .                $ 348,862               $ 297,891
                                                                                            ========                ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                        For the Three Months Ended       For the Nine Months Ended
                                                        --------------------------       -------------------------
                                                              September 30,                    September 30,
                                                              -------------                    -------------

                                                              1996            1995           1996             1995
                                                              ----            ----           ----             ----
 Investment income:

   Interest from mortgage loans:

     Stated interest . . . . . . . . . . . . . . .         $ 9,994         $ 7,435       $ 27,591         $ 20,122

     Discount amortization . . . . . . . . . . . .           1,681           1,008          4,495            3,243
                                                             -----           -----          -----            -----

         Total income from mortgage loans  . . . .          11,675           8,443         32,086           23,365

   Interest on temporary investments . . . . . . .             119             322          1,067              882
                                                               ---             ---          -----              ---

             Total investment income . . . . . . .          11,794           8,765         33,153           24,247
                                                            ------           -----         ------           ------


 Expenses:

   Investment management fee . . . . . . . . . . .           1,808           1,479          5,335            4,357

   Interest expense  . . . . . . . . . . . . . . .           3,045           1,292          7,853            3,188

   Other operating expenses  . . . . . . . . . . .             625             651          1,741              913
                                                               ---             ---          -----              ---

     Total expenses  . . . . . . . . . . . . . . .           5,478           3,422         14,929            8,458
                                                             -----           -----         ------            -----


 Income before net realized gains  . . . . . . . .           6,316           5,343         18,224           15,789


 Net realized gains  . . . . . . . . . . . . . . .             528             990          4,588            1,967
                                                               ---             ---          -----            -----


 Income before minority interest . . . . . . . . .           6,844           6,333         22,812           17,756


 Minority interest . . . . . . . . . . . . . . . .           (452)              --        (1,883)               --
                                                             -----            ----         ------             ----



 Net income  . . . . . . . . . . . . . . . . . . .         $ 6,392         $ 6,333       $ 20,929         $ 17,756
                                                           =======         ======-       ========          =======

 Net income per share  . . . . . . . . . . . . . .          $ 0.45          $ 0.47         $ 1.50         $   1.31
                                                            ======          ======         ======          =======


 Weighted average number of shares and
   share equivalents outstanding . . . . . . . . .          14,118          13,602         13,957           13,539
                                                            ======          ======         ======           ======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                For the Nine Months Ended
                                                                                                -------------------------
                                                                                                      September 30,
                                                                                                      -------------

                                                                                                     1996           1995
                                                                                                     ----           ----
 Cash Flows From Operating Activities:

 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $ 20,929       $ 17,756

 Adjustments to reconcile net income to net cash provided by operating activities:

     Discount amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (4,495)        (3,243)

     Net gains on disposition of mortgage loans . . . . . . . . . . . . . . . . .                 (4,588)        (2,188)

     Net loss on sale of investments  . . . . . . . . . . . . . . . . . . . . . .                      --            221

     Provision for loan loss reserves . . . . . . . . . . . . . . . . . . . . . .                     650            500

     Minority interest in net income  . . . . . . . . . . . . . . . . . . . . . .                   1,883             --

     Amortization of debt issue costs . . . . . . . . . . . . . . . . . . . . . .                     466             --

 Changes in assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . .                 (1,815)          5,068
                                                                                                   ------          -----
         Net cash provided by operating activities  . . . . . . . . . . . . . . .                  13,030         18,114
                                                                                                   ------         ------


 Cash Flows From Investing Activities:

     Purchase of mortgage loans and accrued interest. . . . . . . . . . . . . . .               (122,182)       (71,107)

     Collection of mortgage principal . . . . . . . . . . . . . . . . . . . . . .                  64,170         46,644

     Redemption of U.S. Government securities . . . . . . . . . . . . . . . . . .                     --          24,054

     Net collections under demand note receivable from affiliate  . . . . . . . .                   4,751          6,689

     Collections on note receivable from sale of stock  . . . . . . . . . . . . .                     983            173
                                                                                                      ---           ----

         Net cash (used in) provided by investing activities  . . . . . . . . . .                (52,278)          6,453
                                                                                                 --------          -----

 Cash Flows From Financing Activities:

     Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (16,633)       (14,049)

     Distribution to minority shareholder . . . . . . . . . . . . . . . . . . . .                 (2,579)             --

     Net borrowings under revolving line of credit  . . . . . . . . . . . . . . .                  83,392         11,096

     Payments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .                (37,746)             --

     Proceeds from the issuance of common stock . . . . . . . . . . . . . . . . .                     738            745
                                                                                                      ---            ---

        Net cash provided by (used in) financing activities . . . . . . . . . . .                  27,172        (2,208)
                                                                                                   ------        -------


 Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . .                (12,076)         22,359


 Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .                  12,668            979
                                                                                                   ------            ---

 Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .                  $  592       $ 23,338
                                                                                                   ======       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                     Allied Capital Commercial Corporation
                 Notes to the Consolidated Financial Statements
                               September 30, 1996
                                  (Unaudited)

NOTE 1.  GENERAL:

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Commercial Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1996 and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and consolidated notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 consolidated financial statements in order to conform to the 1996 presentation.

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

         The revised fee schedule reflects three tiers of management fee percentages payable to Advisers based upon a classification of the outstanding loans (i.e., "Invested Assets") held in the Company's investment portfolio. This three-tiered schedule is intended to allow the Company to enter into two new business areas in addition to its traditional hard-to finance real estate loans for small businesses. First, the Company will seek to originate or purchase high credit quality, lower interest rate loans and to be more cost competitive on these types of loans. Second, it will seek to originate or otherwise invest, on a limited basis, in loans secured by real estate with more difficult credit situations that may offer a higher return to the portfolio.

         Class A loans, which have loan-to-value, debt service coverage, and payment history characteristics that generally are superior to those of the Company's existing loan portfolio, will incur management fees, payable quarterly in arrears, at a rate of 1.25% per annum, subject to adjustment by Advisers to a rate of 1.0% per annum under certain circumstances.

         Class B loans, which have credit characteristics that generally are comparable to those of the majority of loans held in the Company's portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 2.5% per annum. Most loans fall into this category, which reflects the existing fee structure for the Company's portfolio of Invested Assets.

         Class C loans, which have credit characteristics that generally are inferior to those of the Company's loan portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 3.5% per annum. These loans are "out of the ordinary" and therefore require more sophisticated underwriting and/or closer monitoring than the majority of the Company's existing loans. Class C loans either represent "turnaround financing" investments or have a non-performing or sub-performing payment history. The Company plans to invest in Class C loans only on a limited basis.

         The revised fee schedule, however, places a quarterly cap, at a rate of 2.5% per annum, on the total management fees payable to Advisers with respect to the Company's holdings of Invested Assets.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

         Management fees payable to Advisers with respect to the Company's holdings of cash, cash equivalents, and short-term U.S. government or agency securities and repurchase agreements collateralized thereby (i.e., "Cash and Interim Investments") are not affected by the revised fee schedule. Cash and Interim Investments will continue to incur management fees, payable quarterly in arrears, at a rate of 0.5% per annum.

NOTE 3.  MORTGAGE LOANS:

         As of September 30, 1996, the Company's portfolio of mortgage loans consisted of Classes A, B and C loans in the amount of $71.4 million, $268.3 million and zero, respectively. Class B loans include the Company's mortgage loans that were outstanding at September 30, 1996 that existed at December 31, 1995 and additional mortgage loans that were acquired or originated in 1996 that have been categorized as Class B. These classifications do not reflect the existing credit rating of the mortgage loans but, rather, are used for determining the management fee.

         During the third quarter of 1996, the Company increased its loan loss reserve by $250,000 and charged off loans with a net cost of $536,000 for a net decrease in the reserve of $286,000. As of September 30, 1996, the loan loss reserve equaled $1,126,000 or 0.3% of the Company's net investments in mortgage loans.

NOTE 4.  CREDIT FACILITIES:

         The Company, in conjunction with Business Mortgage Investors, Inc. ("BMI"), a private real estate investment trust that co-invests in certain mortgage loans with the Company, has a $40,000,000 revolving line of credit with two banks. The revolving line of credit bears interest at LIBOR plus 190 basis points and expires in August 1997. As of September 30, 1996 the Company had drawn $15.4 million under this line of credit.

         The Company, again in conjunction with BMI, renewed its credit facility with an investment bank in March 1996. The Company and BMI can borrow up to $80 million using the investments in mortgage loans as collateral. The terms of the credit facility are interest only with all principal due at maturity. The credit facility bears interest at LIBOR plus 170 basis points and expires in March 1997. As of September 30, 1996, the Company had outstanding borrowings under this facility equal to $68.0 million.

         The Company had $60.9 million outstanding non-recourse long-term indebtedness from Allied Capital Funding, LLC's (an 82%-owned subsidiary) issuance of commercial mortgage collateralized bonds.

         The Company entered into an interest rate swap agreement (the "swap agreement") with Morgan Guaranty Trust Company of New York in anticipation of a future long-term financing of its mortgage loans on July 22, 1996. The swap agreement has a notional amount of $50 million, and the Company pays a fixed rate of 6.92% and receives a rate of 30-day LIBOR on the notional amount. The swap agreement terminates July 22, 2001. Net differences under the swap agreement are recognized as an adjustment to interest expense currently. As of September 30, 1996, the Company would incur a loss of approximately $400,000 to terminate the swap agreement. The Company is exposed to credit losses in the event of counter party nonperformance, but it does not anticipate any such losses.

                     Allied Capital Commercial Corporation
                 Notes to the Consolidated Financial Statements
                               September 30, 1996
                                  (Unaudited)


NOTE 5.  DISTRIBUTIONS:

         The Company's Board of Directors declared a third quarter dividend equivalent to $0.48 per share. This dividend was paid on September 30, 1996 to shareholders of record as of September 16, 1996. The Company paid cash of $5,281,000 and distributed new shares of common stock, through its dividend reinvestment plan, with a value of $1,481,000 for a total dividend equal to $6,762,000. The Company's Board of Directors have declared and paid dividends in 1996 equivalent to $1.38 per share or $19,208,000. The Company has paid cash of $14,840,000 and distributed new shares of common stock, through its dividend reinvestment plan, with a value of $4,368,000 related to its 1996 dividends declared and paid.

NOTE 6.  COMMITMENTS AND CONTINGENCIES:

         The Company had loan commitments outstanding equal to $2.0 million at September 30, 1996 to invest in various mortgage loans with prospective companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The 1996 reporting periods below include the consolidation of the operations of Allied Capital Funding, LLC ("Funding"), an 82%-owned subsidiary of the Company that was established during the fourth quarter of 1995 for purposes of securitizing a portion of the Company's loans and the loans of BMI, a private REIT. The consolidated assets, liabilities and operating results include the accounts of the Company and Funding and are offset by the minority interest in Funding's ownership.

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         The Company's net income increased 1% to $6.4 million for the quarter ended September 30, 1996 compared to $6.3 million for the same period of last year. Net income per share was $0.45 and $0.47 for the quarters ended September 30, 1996 and 1995, respectively. The weighted average shares used in the calculation of per share amounts have increased by 4% from 13.6 million shares at September 30, 1995 to
         14.1 million at September 30, 1996. This increase in weighted average shares is primarily due to new shares issued pursuant to the Company's dividend reinvestment plan, and new shares issued as the result of exercises of stock options.

         Total investment income for the quarter ended September 30, 1996 increased 35% over the corresponding prior year period. This increase is primarily due to the increase in income from mortgage loans as a result of an increase in the Company's net investments in mortgage loans of $113 million or 50% to $339.7 million as of September 30, 1996 from $227 million at September 30, 1995. Approximately $11.2 million of the increase represents growth from consolidating the minority interest in the mortgage loans of Funding. The Company has funded the increase in its investments in mortgage loans during the third quarter of 1996 through the use of leverage.

         Total expenses have increased 60% in the current year quarter over the corresponding period last year due to increases in interest expense and investment management fees. The primary increase in expenses relates to interest expense. Interest expense increased 136% to $3.0 million from $1.3 million for the quarters ended September 30, 1996 and 1995, respectively. Interest expense continues to increase because the Company is incurring debt in order to finance its investments in mortgage loans and improve its returns to its shareholders. Total debt has increased to $144.3 million at September 30, 1996 from $61.2 million at September 30, 1995.

         Investment management fees increased $0.3 million to $1.8 million from $1.5 million for the three months ended September 30, 1996 and 1995, respectively. This increase in investment management fees is directly related to the substantial growth in the Company's investments in mortgage loans. At September 30, 1996, the Company was paying investment management fees at a rate of approximately 2.5% per annum on assets totaling $264 million, and at a rate of approximately 1.25% to 1.0% per annum on assets totaling $71 million.

         Other operating expenses decreased 4% to $625,000 as compared to $651,000 for the three months ended September 30, 1996 and 1995, respectively.

         The Company received mortgage loan payoffs during the third quarter of 1996 totaling $28.5 million that resulted in realized gains of $.5 million as compared to realized gains of approximately $1.0 million from mortgage loan payoffs of approximately $29 million in the comparable period of last year.

         The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of Funding, which has been consolidated by the Company. The minority interest equaled $0.5 million for the quarter ended September 30, 1996.

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         The Company's net income increased 17.9% to $20.9 million for the nine months ended September 30, 1996 compared to $17.8 million for the same period of last year, and net income per share was $1.50 and $1.31 for these periods, respectively. The increase in the net income this year over the comparable period of the prior year is due to the interest income earned on the increased commercial mortgage loan portfolio and the amount of realized gains recognized. Total investment income for the nine months ended September 30, 1996 increased 37% over the corresponding period of the prior year.

         Total expenses have increased 77% for the nine months ended September 30, 1996 as compared to the corresponding period last year. Interest expense increased 146% to $7.9 million from $3.2 million for the nine months ended September 30, 1996 and 1995, respectively. Interest expense has increased because the Company continues to grow its investments in mortgage loans by increasing its outstanding indebtedness.

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

         The revised fee schedule classifies loans into three classes based upon their respective credit quality and other factors. Fees on the asset classes range from 1% per annum to 3.5% per annum. The revised fee schedule, however, places a quarterly cap, at a rate of 2.5% per annum, on the total management fees payable to Advisers with respect to the Company's holdings of Invested Assets. This is similar to the fee schedule in effect in 1995 and prior years which required a fee on all invested assets at a rate of approximately 2.5% per annum. The revised fee schedule, again, calculates investment management fees on a quarterly basis and fees are payable quarterly in arrears. The new fee schedule did not alter the fees charged on cash or temporary investments.

         Investment management fees increased $1.0 million to $5.3 million from $4.4 million for the nine months ended September 30, 1996 and 1995, respectively. This increase in investment management fees is directly related to the substantial growth in the Company's investments in mortgage loans.

         Other operating expenses increased $0.8 million to $1.7 million for the nine months ended September 30, 1996 as compared to $913,000 for the nine months ended September 30, 1995. This increase resulted from a rise in normal operating expenses due to the growth of the Company and from a $150,000 increase in the provision for loan loss reserves during 1996.

         The Company received mortgage loan payments during the first nine months of 1996 totaling $64.2 million that resulted in realized gains of $4.6 million as compared to realized gains of $2.0 million in the prior year period.

         The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of Funding, which has been consolidated by the Company. The minority interest approximated $1.9 million for the nine months ended September 30, 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         Total investments in mortgage loans increased by $66.2 million, or 24% to $339.7 million at September 30, 1996 from $273.5 million at December 31, 1995. This growth in mortgage loans was primarily financed through borrowings under the Company's credit facilities and mortgage loan principal repayments. Cash and cash equivalents decreased to $0.6 million at September 30, 1996 from $12.7 million at December 31, 1995. During the first nine months of 1996, the Company used $52.3 million in cash for net investing activities which was funded primarily by draws on its lines of credit. The Company generated $13.0 million in cash from operations.

         The Company's total consolidated indebtedness at September 30, 1996 was $144.3 million. The Company has outstanding non-recourse long-term indebtedness of $60.9 million from Funding's issuance of commercial mortgage collateralized bonds and $83.4 million in outstanding recourse short-term lines of credit secured by mortgage loans. The Company is anticipating using debt in order to finance new investments in mortgage loans.

         In an effort to manage its exposure to fluctuations in interest rates in anticipation of a future long-term financing, the Company entered into an interest rate swap agreement in July 1996. The swap agreement has a notional amount equal to $50 million whereby the company pays a third party a fixed rate equal to 6.92%, and the Company receives from the third party a rate equal to the 30-day LIBOR.

         It is management's belief that the Company will have access to the capital resources necessary to expand into new business areas as well as expand its existing product lines. The Company may seek to obtain additional funds through additional debt financings or through the use of other financial instruments. The Company anticipates that adequate cash will be available to fund its new investments, operating expenses, debt service obligations and make distributions to shareholders in accordance with real estate investment trust requirements.

         Statements included in this filing concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are included but are not limited to those listed in the Company's quarterly reports as filed on Form 10-Q and annual report as filed on Form 10-K.

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

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

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


                                 ALLIED CAPITAL COMMERCIAL CORPORATION
                                 -------------------------------------
                                 (Registrant)



                                 /s/ Jon A. DeLuca
                                 ----------------------------------
Date: November 13, 1996          Jon A. DeLuca
                                 Executive Vice President and
                                 Chief Financial Officer