Form 10-K405
period 1996-12-31
ALLIED CAPITAL COMMERCIAL CORP
filed 1997-03-28
CIK 887429

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-20352

                     ALLIED CAPITAL COMMERCIAL CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                    ------

                MARYLAND                                   52-1777868
      (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
           OF INCORPORATION)                           IDENTIFICATION NO.)
   C/O ALLIED CAPITAL ADVISERS, INC.
     1666 K STREET, NW, NINTH FLOOR
            WASHINGTON, D.C.                                  20006
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                    (ZIP CODE)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 331-1112

                                    ------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                               ON WHICH REGISTERED
      -------------------                               -------------------
              NONE                                              NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 19, 1997 was approximately $343,787,830 based upon the average bid and asked price for the registrant's common stock on that date. As of March 19, 1997 there were 14,288,771 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997 are incorporated by reference into Part III of this Report.

===============================================================================
                                     PART I

ITEM 1.   BUSINESS.

         Allied Capital Commercial Corporation (the "Company") was incorporated in Maryland in June 1992. The Company's existence as a corporation is perpetual; however, stockholders holding more than two-thirds of the Company's shares outstanding and entitled to vote in 2000, 2003 or 2006 can elect to have the Company's Board of Directors liquidate the Company. Allied Capital Advisers, Inc. ("Advisers"), a registered investment adviser, serves as the Company's investment manager.

         The Company has elected to qualify as a real estate investment trust ("REIT") for federal tax purposes which allows the Company to pass through earnings to its stockholders without the incidence of corporate income tax. To qualify as a REIT, the Company must distribute at least 95% of its taxable income to its stockholders.

         The Company invests primarily in commercial loans to small businesses secured by liens or mortgages on real estate ("business loans"). Such loans are purchased or originated by the Company in accordance with established underwriting criteria discussed below. The Company believes that it competes successfully in the commercial mortgage finance market due to the creativity and flexibility of its terms and because it specializes in mortgage financing for entrepreneurs whose business is a source of revenue in addition to the real estate itself. The Company derives income from interest on its business loans and temporary investments and from discounts on its portfolio of purchased and originated business loans.

         When purchasing or originating business loans, the Company generally participates with Business Mortgage Investors, Inc. ("BMI"), a company privately owned by institutional and other accredited investors, for which Advisers also serves as investment manager. The Company and BMI have agreed to co-invest in the same loans, based upon agreed upon percentages, unless either elects not to participate in a particular investment. The co-investment percentages were 77% and 23% for the Company and BMI, respectively, at December 31, 1996. Effective January 1, 1997, BMI is no longer purchasing or originating mortgage loans and is in liquidation.

         Following the Company's initial public offering in July 1992, it began purchasing loans from the Resolution Trust Corporation (the "RTC") and the Federal Deposit Insurance Corporation (the "FDIC"). In 1993, the Company continued to purchase business loans from the RTC and FDIC, and also purchased business loans from banks, life insurance companies and other financial institutions as well. The Company generally was able to purchase such loans at a discount, which permitted it to produce a higher yield for its stockholders. In 1994, the Company began to originate business loans. The Company continues to make investments in mortgage loans by either purchasing loans from various sources or by originating loans.

         In November 1995, a securitization of approximately $121 million of the Company's mortgage loans was effected through Allied Capital Funding, L.L.C. ("Funding"), a limited liability company owned through financing subsidiaries of the Company and BMI. The debt financing provided a total of approximately $79 million to the Company and allowed the Company to achieve long-term financing on a portion of its loan portfolio at a lower interest rate than was available under alternative financing arrangements. The Company plans to securitize additional loan pools if favorable pricing can be obtained.

         In 1996, the Company also commenced development of a higher credit quality commercial real estate loan program intended for purposes of expanding its market focus and becoming more competitive in its existing markets. The Company currently intends to continue to increase its origination of business loans and to explore the possibility of providing other long-term financing to businesses, such as sale-leaseback financing.

         At December 31, 1996, approximately 57% of the Company's portfolio of business loans carried a fixed rate of interest and approximately 43% had adjustable rates of interest tied to various indices. The proportion of the Company's portfolio of business loans which carry a fixed rate increased during 1996 from approximately 43% at December 31, 1995. Business loans originated by the Company generally have a final maturity of five to seven years. Occasionally, these loans may require payments of interest only or level payments of principal and interest calculated to amortize principal on a 10- to 30-year basis with a balloon payment at maturity. At December 31, 1996, the effective yield on the Company's portfolio of business loans was approximately 15%, which reflects amortization of discounts on loans over the expected life of the loan and the stated interest rate.

         Business loans purchased or originated by the Company are not intentionally concentrated in any particular geographical area or region or in any particular industry. Information on certain concentrations of business loans as of December 31, 1996 by state and industry is incorporated by reference to Notes 4 and 16 of the Notes to Consolidated Financial Statements of the Company specified in Item 8 below. Business loans purchased or originated by the Company are secured by various properties, including hotels and motels, office buildings, retail establishments, industrial warehouses and nursing homes.

Loan Underwriting Procedures and Criteria

         When the Company evaluates business loans for purchase, it generally is provided with an information package that typically includes underwriting information that was developed by the original lending institution at the inception of the subject loan, such as the loan application, financial statements of the borrower and property appraisals ("original underwriting information"), as well as the loan documents and additional information, such as payment histories. The original underwriting information can be out-of-date, and Advisers, as the Company's investment manager, seeks to supplement this information with additional, current data, such as commercial credit reports on borrowers, geographic and industry demographic and economic data and current property appraisals or site visits. When the Company seeks to purchase business loans through a bidding process, its representatives generally are prohibited from having direct contact with the borrowers during the bidding process, which limits Advisers' ability to obtain current information about borrowers. Advisers has developed a set of specific due diligence procedures to obtain accurate current information about borrowers and the property securing the loan in these situations which reduces the degree to which Advisers and the Company must rely on out-of-date underwriting information. Decisions as to whether to bid on, purchase or originate business loans are made by Advisers' credit committee.

Leverage

         During 1994, the Company, in conjunction with BMI, established a $40 million credit facility with a bank. At December 31, 1996, the Company had borrowings in an aggregate principal amount of $21.3 million outstanding under such credit facility. In January 1995, the Company, again in conjunction with BMI, established a credit facility with an investment bank and at December 31, 1996 this facility provided $150 million in available credit to the Company and BMI, of which $85.8 million and $1.5 million had been drawn by the Company and BMI, respectively. The Company's long-term indebtedness pursuant to the debt offered and sold by Funding was $54 million at December 31, 1996, of which $10.5 million related to BMI's minority interest.

Competition

         A large number of entities and individuals compete for the opportunity to make the kinds of investments made by the Company. Many of these entities and individuals have greater financial resources than the combined resources of the Company. As a result of this competition, the Company may from time to time be precluded from making otherwise attractive investments on terms considered to be prudent in light of the risks to be assumed.

Investment Manager

         Advisers is the investment manager of the Company pursuant to an investment management agreement. Under that agreement, Advisers manages the loans made by the Company, subject to the supervision and control of the Board of Directors of the Company, and identifies, evaluates, structures, closes and monitors the transactions in which the Company purchases or originates such loans. The Company will not make any loan or other investment that has not been recommended by Advisers. Except as to those investment decisions that require specific approval or ratification by the Company's Board of Directors, Advisers has the authority to effect loans, and purchases and sales of loans, for the Company's account. Some of the directors and officers of Advisers are also directors and officers of the Company.

         The Company pays all of its operating expenses except those specifically required to be borne by Advisers. The expenses paid by Advisers include the compensation of its investment officers and the cost of office space, equipment and other personnel necessary for day-to-day operations. The expenses that are paid by the Company include its share of transaction costs incident to the acquisition and disposition of loans, legal and auditing fees and expenses, the fees and expenses of the Company's directors, costs of printing and distributing proxy statements, public relations and other communications to stockholders and the fees and expenses of the Company's custodian and transfer agent. The Company also pays expenses associated with litigation and other extraordinary or non-recurring expenses with respect to its operations and investments, as well as expenses of required and optional insurance and bonding. All fees paid to Advisers by any person in connection with an investment transaction in which the Company participates or proposes to participate are paid over to the Company. Advisers is, however, entitled to retain for its own account any fees paid by or for the account of a company, including a portfolio company, for special investment banking or consulting work performed for that company which is not related to such investment transaction.

         As compensation for its services to the Company, Advisers is entitled to be paid, quarterly in arrears, a management fee. The fee schedule tiers the management fee percentages payable to Advisers, based upon certain characteristics of the outstanding loans held in the Company's loan portfolio. The fee schedule is based upon credit quality and other factors associated with the loans, and fees range from approximately 0.5% per annum to 3.5% per annum on each individual loan. The fee schedule places a quarterly cap at a rate of approximately 2.5% per annum, on the total management fees payable to Advisers with respect to the Company's investment in loans. The fee schedule in effect for loans originated or purchased in 1995 and prior years requires a fee on all loans at a rate of approximately 2.5% per annum. The fee schedule requires a quarterly fee of 0.125% on cash, temporary investments or other assets of the Company.

         The Company understands that the fee provided for by the investment management agreement with Advisers is comparable to that frequently paid by private investment funds engaged in similar types of investments, as compensation for the efforts and resources devoted by Advisers to identify, evaluate, structure, close and monitor the types of private investments in which the Company specializes.

Change of Chairman and Chief Executive Officer

         After 22 years with the Allied Capital companies, David Gladstone stepped down as Chairman and Chief Executive Officer of the Company in early 1997, and the Board appointed William L. Walton to be the Company's new Chairman and Chief Executive Officer. Mr. Gladstone also resigned as a director on March 19, 1997 and will not stand for election to the board of directors. Mr. Walton has been affiliated with the Allied Capital companies for more than ten years, both as a director of Advisers and as a past director of Allied Capital Corporation. Mr. Walton's extensive experience in the investment industry combined with his performance as an entrepreneur provide an excellent mix of talent for the Company. He previously served as Managing Director of New York-based Butler Capital Corporation and was the personal venture capital advisor for William S. Paley, founder and Chairman of CBS. More recently, Mr. Walton founded two private companies dedicated to improving education for children with a focus on reading and languages. Mr. Walton has been a commercial banker, an investment banker with Lehman Brothers Kuhn Loeb, a private investor and an entrepreneur, and throughout his career has been involved in the growth and finance of small business.

Employees

         The Company has no employees as all of its personnel are furnished by Advisers.

ITEM 2.  PROPERTIES.

         The Company does not own or lease any materially important properties or other tangible assets.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a defendant in any material pending legal proceeding, and no such material proceedings are known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1997, as well as certain other information with respect to those persons:

                                                   Positions Currently                          Principal Occupations
Name                               Age             Held with the Company                        During Past Five Years
----                               ---             ---------------------                        ----------------------
William L. Walton                   47             Chairman and Chief               Employed by Advisers since 1997;
                                                   Executive Officer                Chairman and Chief Executive Officer of
                                                                                    Allied Capital Corporation ("Allied I"),
                                                                                    Allied Capital Corporation II ("Allied II"),
                                                                                    Allied Capital Lending Corporation ("Allied
                                                                                    Lending") and Advisers; Manager of Allied
                                                                                    Capital Midwest LLC ("Allied Midwest");
                                                                                    Chief Executive Officer of Success Lab, Inc.
                                                                                    (children's educational services) from 1993
                                                                                    to 1996; Chief Executive Officer of
                                                                                    Language Odyssey (educational publishing
                                                                                    and services) from 1992 to 1996; and
                                                                                    Managing Director of Butler Capital
                                                                                    Corporation from 1987 to 1991.

John M. Scheurer                   44              President and Chief              Employed by Advisers since 1991;
                                                   Operating Officer                Executive Vice President of Allied I, Allied
                                                                                    II, Allied Lending, Advisers, Allied
                                                                                    Capital Mortgage, LLC ("Allied Mortgage")
                                                                                    and Allied Midwest; President of Business
                                                                                    Mortgage Investors, Inc. ("BMI").

Joan M. Sweeney                    37              Executive Vice President         Employed by Advisers since 1993; President
                                                                                    and Chief Operating Officer of Advisers;
                                                                                    Executive Vice President of Allied I, Allied
                                                                                    II, Allied Lending, BMI, Allied Mortgage
                                                                                    and Allied Midwest; Senior Manager at
                                                                                    Ernst & Young from 1990 to 1993.

Jon A. DeLuca                     34               Executive Vice President,        Employed by Advisers since 1994;
                                                   Treasurer and Chief              Executive Vice President, Treasurer and
                                                   Financial Officer                Chief Financial Officer of Allied I, Allied II,
                                                                                    Allied Lending, BMI, Allied Mortgage,
                                                                                    Allied Midwest and Advisers since 1994;
                                                                                    Manager of Entrepreneurial Services at
                                                                                    Coopers & Lybrand from 1986 to 1994.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" and "Quarterly Stock Price and Distributions to Shareholders" sections of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report") and to Notes 9 and 10 of the Notes to Consolidated Financial Statements contained therein.

ITEM 6.   SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the table in the "Selected Consolidated Financial Data" section of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1996 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the financial statements, notes thereto and Reports of Independent Public Accountants thereon contained in the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees in the "Election of Directors" section and the subsection captioned "Compliance with Reporting Requirements of
Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Stockholders, scheduled to be held on May 13 1997 (the "1997 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" included in Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the "Compensation of Directors and Executive Officers," "Incentive Stock Options" and "Compensation of Directors" subsections of the 1997 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the "Beneficial Ownership of Common Stock" subsection of the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this Item is incorporated by reference to the "Indebtedness of Management" and "Investment Management Agreement" subsections of the 1997 Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

      1. A. The following financial statements are incorporated by reference to the 1996 Annual Report:

           Consolidated Balance Sheet as of December 31, 1996 and 1995. Consolidated Statement of Income for the years ended December 31, 1996, 1995 and 1994.
           Consolidated Statement of Shareholders' Equity as of December 31, 1996, 1995 and 1994.
           Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994.
           Notes to Consolidated Financial Statements.
           Consolidated Schedule of Loans on Real Estate as of December 31,
           1996.

           B. The Report of Independent Public Accountants with respect to the financial statements listed in A. above are incorporated by reference to the 1996 Annual Report.

      2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

      3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit Number       Description
--------------       -----------

3(i)(1)              Articles of Incorporation

3(ii)(2)             By-Laws

4.1 Instruments defining rights of security holders -- See Exhibits 3(i) and 3(ii).

4.2(3) Indenture between the Allied Capital Funding, LLC and LaSalle National Bank and ABN AMRO Bank N.V., dated November 1, 1995.

10.1(1) Investment Management Agreement between the Company and Allied Capital Advisers, Inc., dated June 10, 1992.

10.2(4)              Stock Option Plan

10.3(5)              Dividend Reinvestment Plan

10.4(2) Mortgage Loan Conveyance Agreement dated between the Company and ALCC Acceptance Corporation, November 1, 1995.

11*                  Statement regarding computation of per share earnings.

13*                  Excerpts from the 1996 Annual Report to Shareholders.

21 Subsidiaries of the Company and jurisdiction of incorporation:

                          ALCC Holdings, Inc.              .         Maryland
                          Allied Capital Funding, LLC                Delaware
                          ALCC Acceptance Corporation                Maryland
                          Allied Capital Mortgage, LLC               Delaware

23*                  Consents of Arthur Andersen LLP, independent accountants.

27*                  Financial Data Schedule



-------------

*     Filed herewith.

(1) Incorporated by reference to an exhibit of the same name filed with Amendment No. 1 to the Company's Registration Statement on Form S-11 filed June 11, 1992 (File No. 33-47791).

(2) Incorporated by reference to an exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to an exhibit of the same name filed with the Company's Annual Report on Form 10-K for Allied Capital Funding, LLC for the year ended December 31, 1995.

(4) Incorporated by reference to Exhibit A to the Company's definitive proxy statement with respect to the Company's 1995 Annual Meeting of Stockholders on May 25, 1995.

(5) Incorporated by reference to an exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(b)   Reports on Form 8-K.

      No reports on Form 8-K have been filed for the three months ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.



                             /s/ WILLIAM L. WALTON
                             ---------------------------------------
                             William L. Walton
                             Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                    Title
Signature                                         (Capacity)                                 Date
---------                                         ----------                                 ----
/s/ WILLIAM L. WALTON                          Chairman and                               March 27, 1997
---------------------------------------        Chief Executive Officer
William L. Walton                              (Principal Executive Officer)

/s/ JOHN M. SCHEURER                           Director, President and                    March 27, 1997
---------------------------------------        Chief Operating Officer
John M. Scheurer

/s/ GEORGE C. WILLIAMS                         Director                                   March 27, 1997
---------------------------------------
George C. Williams

/s/ CHARLES L. PALMER                          Director                                   March 27, 1997
---------------------------------------
Charles L. Palmer


/s/ ANTHONY T. GARCIA                          Director                                   March 27, 1997
---------------------------------------
Anthony T. Garcia


/s/ JOHN D. REILLY                             Director                                   March 27, 1997
---------------------------------------
John D. Reilly


/s/ LAURA W. VAN ROIJEN                        Director                                   March 27, 1997
---------------------------------------
Laura W. van Roijen


/s/ JON A. DELUCA                              Executive Vice President, Treasurer        March 27, 1997
---------------------------------------        and Chief Financial and Accounting
Jon A. DeLuca                                  Officer (Principal Financial
                                               and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number               Description

11                   Statement regarding computation of per share earnings.

13                   Excerpts from the 1996 Annual Report to Shareholders.

23                   Consents of Arthur Andersen LLP, independent accountants.

27                   Financial Data Schedule