Form 10-Q
period 1997-03-31
ALLIED CAPITAL COMMERCIAL CORP
filed 1997-05-14
CIK 887429

                                  Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

     Quarterly report pursuant to section 13 or 15(d) of the Securities
                            Exchange Act of 1934


For the quarterly period                                 Commission file number:
ended MARCH 31, 1997                                              0-20352
      --------------                                     -----------------------


                    ALLIED CAPITAL COMMERCIAL CORPORATION
       --------------------------------------------------------------
           (exact name of Registrant as specified in its charter)


       MARYLAND                                                   52-1777868
-----------------------                                        ----------------
(State or jurisdiction of                                        RS Employer
incorporation or organization)                              Identification  No.)

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                               ------      -----

On May 3, 1997 there were 14,347,883 shares outstanding of the Registrant's common stock, $0.0001 par value.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
             Consolidated Balance Sheet as of March 31, 1997
             and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

             Consolidated Statement of Income - For the Three Months Ended
             March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

             Consolidated Statement of Cash Flows - For the Three Months Ended
             March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .  4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . 10

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                        PART I - Financial Information

Item 1.  Financial Statements

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)


                                                                             March 31, 1997        December 31, 1996
                                                                             --------------        -----------------
                                                                                (unaudited)
 Assets
 Investments in real estate loans, net . . . . . . . . . . . . .               $ 399,723                $ 355,461
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .                   2,681                    2,025
 Note receivable from affiliate  . . . . . . . . . . . . . . . .                    ----                      203
 Accrued interest receivable . . . . . . . . . . . . . . . . . .                   4,402                    3,496
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                   3,273                    9,119
                                                                               ---------                ---------
   Total assets  . . . . . . . . . . . . . . . . . . . . . . . .               $ 410,079                $ 370,304
                                                                               =========                =========

 Liabilities
 Bonds Payable . . . . . . . . . . . . . . . . . . . . . . . . .               $  43,765                $  54,123
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .                 157,166                  107,131
 Investment management fee payable . . . . . . . . . . . . . . .                   1,863                    1,930
 Dividends payable . . . . . . . . . . . . . . . . . . . . . . .                     --                     1,420
 Accounts payable and other liabilities  . . . . . . . . . . . .                   2,076                    2,213
 Minority interest . . . . . . . . . . . . . . . . . . . . . . .                   8,205                    8,158

 Commitments and Contingencies

 Shareholders' Equity
 Common stock, $0.0001 par value, 50,000,000 shares
   authorized; 14,347,883 and 14,266,514 shares issued and
   outstanding at 3/31/97 and 12/31/96 . . . . . . . . . . . . .                       1                        1
 Additional paid-in capital  . . . . . . . . . . . . . . . . . .                 204,520                  202,615
 Notes receivable from sale of common stock  . . . . . . . . . .                  (5,924)                  (6,345)
 Accumulated distributions in excess of net income . . . . . . .                  (1,593)                    (942)
                                                                               ---------                ---------
   Total shareholders' equity  . . . . . . . . . . . . . . . . .                 197,004                  195,329
                                                                               ---------                ---------
   Total liabilities and shareholders' equity  . . . . . . . . .               $ 410,079                $ 370,304
                                                                               =========                =========




                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED CAPITAL COMMERCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                      1997              1996
                                                                                  --------          --------
 Investment income:
   Income from real estate loans:
     Stated interest . . . . . . . . . . . . . . . . . . . . . . . .              $  9,956          $  7,910
     Discount amortization . . . . . . . . . . . . . . . . . . . . .                 1,688             1,277
     Other investment income. . . . . . . . . . . . . . . . . . . .                    171               270
                                                                                  --------          --------
         Total income from real estate loans . . . . . . . . . . . .                11,815             9,457
   Interest on temporary investments . . . . . . . . . . . . . . . .                   172               636
                                                                                  --------          --------
             Total investment income . . . . . . . . . . . . . . . .                11,987            10,093
                                                                                  --------          --------
 Interest and related expenses:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,327             1,877
     Provision for loan losses. . . . . . . . . . . . . . . . . . .                   ----               400
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     36                20
                                                                                  --------          --------
 Net margin on investments. . . . . . . . . . . . . . . . . . . . .                  8,624             7,796
 Operating expenses:
   Investment management fees  . . . . . . . . . . . . . . . . . . .                 1,867             1,760
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   166               314
                                                                                  --------          --------
 Income before gains and minority interests  . . . . . . . . . . . .                 6,591             5,722
 Gains from dispositions of real estate loans, net . . . . . . . . .                   351             1,808
                                                                                  --------          --------
 Income before minority interests  . . . . . . . . . . . . . . . . .                 6,942             7,530
 Minority interests  . . . . . . . . . . . . . . . . . . . . . . . .                   306               675
                                                                                  --------          --------
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  6,636          $  6,855
                                                                                  ========          ========
 Net income per share  . . . . . . . . . . . . . . . . . . . . . . .              $   0.46          $   0.50
                                                                                  ========          ========
 Weighted average number of shares and share equivalents
   outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . .                14,414            13,815
                                                                                  ========          ========



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                 (unaudited)

                                                                                          For the Three Months Ended March 31,
                                                                                          ------------------------------------
                                                                                                1997                   1996
                                                                                          ----------             ----------
 Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   6,636              $   6,855
 Adjustments to reconcile net income to net cash provided by operating activities:
     Discount amortization . . . . . . . . . . . . . . . . . . . . . . . . . .                (1,688)                (1,277)
     Gains from disposition of loans . . . . . . . . . . . . . . . . . . . . .                  (351)                (1,808)
     Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . .                   ---                    400
     Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   306                    675
     Changes in assets and liabilities . . . . . . . . . . . . . . . . . . . .                 4,747                 (4,094)
                                                                                           ---------              ---------
         Net cash provided by operating activities . . . . . . . . . . . . . .                 9,650                    751
                                                                                           ---------              ---------
 Cash flows from investing activities:
     Investment in loans . . . . . . . . . . . . . . . . . . . . . . . . . . .               (54,643)               (68,590)
     Collections of loan principal . . . . . . . . . . . . . . . . . . . . . .                12,410                 19,685
     Collections (advances) under note receivable from affiliate . . . . . . .                   203                  3,650
                                                                                           ---------              ---------
         Net cash provided by (used in) investing activities . . . . . . . . .               (42,030)               (45,255)
                                                                                           ---------              ---------
 Cash flows from financing activities
     Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (7,003)                (6,426)
     Net borrowings under line of credit . . . . . . . . . . . . . . . . . . .                50,035                 48,900
     Payments of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .               (10,358)                (6,335)
     Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . .                   100                    200
     Collections on notes receivable from sale of stock  . . . . . . . . . . .                   521                    28
     Minority interests distributions                                                           (259)
                                                                                           ---------              ---------
        Net cash provided by (used in) financing activities  . . . . . . . . .                33,036                 36,367
                                                                                           ---------              ---------
 Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .                   656                 (8,137)
 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .                 2,025                 12,668
                                                                                           ---------              ---------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .             $   2,681              $   4,531
                                                                                           =========              =========




                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Commercial Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1997 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and consolidated notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 consolidated financial statements in order to conform to the 1997 presentation.

NOTE 2.  INVESTMENT MANAGEMENT AGREEMENT

The Company has an investment management agreement with Allied Capital Advisers, Inc. (Advisers). Advisers, under the supervision of the Company's board of directors, identifies, evaluates, structures and closes the investments to be made by the Company, arranges debt and equity capital for the Company, and is responsible for monitoring the investments made by the Company, including portfolio management and servicing. The investment management agreement may be terminated at any time, without penalty, on sixty days' notice to Advisers if holders of two-thirds of the Company's shares vote to terminate the agreement. In addition, this agreement will terminate automatically in the event of its assignment.

Under the terms of its investment management agreement with Advisers, the Company is obligated to pay fees on its consolidated invested assets at a rate that approximates 2.5 percent per annum. However, in order for the Company to provide loans to borrowers at lower interest rates and increase its competitiveness in the marketplace, Advisers revised its fee schedule in 1996, and revised it again on January 9, 1997 with the Company for all loans that were originated or purchased on or after January 1, 1997. The revised fee schedule reflects different types of management fee percentages based upon certain characteristics of the outstanding loans held in the Company's investment portfolio. The revised fees range from 0.5 percent of invested assets to 3.5 percent of invested assets with a quarterly cap, at a rate of 2.5 percent per annum, on the total management fees payable to Advisers.

Management fees payable to Advisers with respect to the Company's holdings of cash and interim investments have not been affected by these revisions to the fee schedule. Management fees on cash and interim investments are payable, quarterly in arrears, at a rate of approximately 0.5 percent per annum.

NOTE 3.  INVESTMENTS IN LOANS

The Company's investments in loans consist of commercial real estate loans that are either purchased from unrelated third parties or originated directly with the borrower. As of March 31, 1997, approximately 58 percent of the Company's portfolio of loans had fixed rates and 42 percent had adjustable interest rates. In addition, as of March 31, 1997, approximately 18 percent, 13 percent and 12 percent of the Company's portfolio were located in California, Virginia and Maryland, respectively. In addition, loans for hotels, office buildings, retail and industrial warehouses equaled 35 percent, 27 percent, 13 percent and 9 percent respectively, or 84 percent of the Company's portfolio as of March 31, 1997.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


The Company generally defines impaired loans as those that are past due 120 days or more or loans that have been specifically identified. The reserve for impaired loans has not been revised since December 31, 1996 and totaled $1,454,000 as of March 31, 1997. As of March 31, 1997 and December 31, 1996,
loans that were not accruing interest equaled $10,649,000 and $10,978,000, respectively.

NOTE 4.  BONDS AND NOTES PAYABLE

BONDS PAYABLE. The minimum required payment to bond holders on a monthly basis equals the sum of the total scheduled principal payments for the loans in the pool and interest due on the bonds. The bonds stated interest rate is 6.92 percent per annum. The stated maturity for the bonds is February 25, 2003.

NOTES PAYABLE. The Company and Business Mortgage Investors, Inc. (BMI), have a $40,000,000 revolving line of credit with a bank. The terms of the revolving line of credit are interest only with all principal due at maturity. The revolving line of credit bears interest at LIBOR plus 190 basis points, or 7.3 percent as of March 31, 1997, and expires in August 1997. As of March 31, 1997, the Company had borrowings under this revolving line of credit of $25,200,000.

The Company, again in conjunction with BMI, has an approved credit facility with Merrill Lynch Mortgage Capital, Inc., whereby the Company and BMI can borrow up to $150,000,000 through repurchase agreements using its investments in loans as collateral. The terms of the repurchase agreements are interest only with all principal due at maturity. The repurchase agreements bear interest at LIBOR plus 112 basis points, or 6.5 percent, as of March 31, 1997. As of March 31, 1997 the Company had borrowed $131,966,000 under the repurchase agreements. The Company is currently renegotiating the terms of this credit facility which expires on May 31, 1997.

NOTE 5.  DISTRIBUTIONS

The Company's Board of Directors declared a first quarter dividend equivalent to $0.51 per share. This dividend was paid on March 31, 1997 to shareholders of record as of March 15, 1997. The Company paid cash of $5,862,000 and distributed new shares of common stock, through its dividend reinvestment plan, with a value of $1,425,000 for a total dividend equal to $7,287,000.

NOTE 6. NET INCOME PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 modifies the method of calculation of net income per share and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



The following table (in thousands except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure.

                                                                                               Quarter Ended March 31
                                                                                               ----------------------
                                                                                        1997                           1996
                                                                                        ----                           ----
 Net income .........................................................                 $6,636                         $6,855
                                                                                      ======                         ======
 Basic average shares outstanding ...............................                     14,278                         13,757
                                                                                      ======                         ======
 Basic net income per share .......................................                    $0.46                          $0.50
                                                                                      ======                         ======
 Effect of dilutive securities:

      Outstanding stock options ....................................                     137                             69
                                                                                         ---                             --
 Diluted average shares outstanding..............................                     14,415                         13,826
                                                                                      ======                         ======
 Diluted net income per share....................................                      $0.46                          $0.50
                                                                                      ======                         ======


NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company had loan commitments outstanding equal to $29 million at March 31, 1997 to invest in various real estate loans with prospective companies.

The Company is party to certain lawsuits in connection with its business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

LOAN PORTFOLIO

The Company purchases or originates small business loans that are generally secured by real estate and used in owner-operated or owner-managed small businesses. The Company's loan terms include both fixed and variable rate type loans. As of March 31, 1997, the Company's loan portfolio consisted of 58% fixed rate loans and 42% variable rate loans, as compared to 57% fixed rate loans and 43% variable rate loans as of December 31, 1996. The Company has financed and continues to finance many different property types including hotels and motels, office buildings, retail and convenience stores, warehouses, medical offices, nursing homes and factories.

The Company makes investments across the nation and its loan portfolio has been segregated into five regions: Northeast, Southeast, Central, Southwest and West. As of March 31, 1997, the Company's loan concentration by region was 21%, 43%, 4%, 11% and 21%, respectively. This compares to the Company's loan concentration by region as of December 31, 1996 of 20%, 40%, 5%, 13% and 22% for the Northeast, Southeast, Central, Southwest and West regions, respectively.

The Company invested $54.6 million in real estate loans during the first quarter of 1997. After considering normal principal payments and early payoffs of certain loans, the net increases in the Company's loan portfolio were $44.3 million for the quarter ended March 31, 1997.

As of March 31, 1997, 35%, 27% and 13% of the Company's loan portfolio was invested in properties secured by hotels and motels, office buildings and retail space, respectively, as compared to 39%, 21% and 12% for the same categories as of December 31, 1996.

Loans greater than 120 days past due are considered to be impaired. The Company does not accrue interest on these loans and does not accrue interest for certain other loans that may be considered impaired. As of March 31, 1997, loans that were not accruing interest totaled $11.0 million. The Company generally makes every effort to work with the borrower in order to restore the loan to a performing status before exercising other alternatives, such as foreclosure on the property. The Company's loan loss reserve at March 31, 1997 and December 31, 1996 was approximately $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash from operations to provide working capital to pay its operating expenses, interest expense on outstanding indebtedness and to pay dividends to its shareholders. The Company funds new loans from loan repayments and through borrowings on its credit facilities. The Company has two primary credit facilities that it shares with Business Mortgage Investors
(BMI). The first is a $40 million revolving line of credit with a bank (line of credit). The second is a $150 million repurchase agreement (repurchase facility), with an investment bank. At March 31, 1997 the Company had borrowed $25 million and $132 million under the line of credit and repurchase facility, respectively. The Company uses the line of credit and the repurchase facility to warehouse loans until they can be permanently financed through the public offering of debt, or through other means. As of March 31, 1997 the bonds outstanding related to the Company's securitization transaction in 1995 totaled $43.8 million.

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates in anticipation of a future long-term financing. As of March 31, 1997, the Company had a swap agreement with a notional amount equal to $50 million. Subsequent to March 31, 1997, the Company entered into three additional swap agreements with a total notional amount equal to $50 million. The Company pays third parties fixed rates ranging from 6.7% to 7.0%, and receives from these third parties variable rates ranging from 5.7% to 5.8% based upon the short-term LIBOR rate semi-annually pursuant to the swap agreements. These swap agreements have the effect of hedging interest rate exposure on fixed rate loans temporarily financed with the variable rate warehouse facilities, and provides a hedge against changes in long-term interest rates until such time as the loans are permanently financed and the variable rate warehouse facilities are repaid. Management anticipates securing additional long-term financing during late 1997.

The Company plans to increase its outstanding indebtedness during the upcoming year in order to finance new real estate investments and the Company is currently negotiating with several new sources of debt capital. Management of the Company believes that the cash flow from operations, and the availability of its lines of credit are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including payment of dividends to its shareholders.

RESULTS OF OPERATIONS

The Company's primary focus is hard-to-finance real estate lending; however, Advisers determined that the Company could make profitable loans in a narrow segment of the marketplace focused on borrowers with stronger credit characteristics. In order for the Company to compete for these lower-rate loans, Advisers and the Company revised the Company's expense structure through a revision to the investment management fee. The fee schedule was first revised on May 3, 1996 and that schedule applied to all loans originated or purchased on or after January 1, 1996. Advisers and the Company modified the fees again in January 1997 for loans originated or purchased on or after January 1, 1997.

The revised fee schedule tiers the management fee percentages payable to Advisers, based upon certain characteristics of the outstanding loans held in the Company's loan portfolio. The revised fee schedule is based upon credit quality and other factors associated with the loans, and fees range from approximately 0.5% per annum to 3.5% per annum on each individual loan. The revised fee schedule places a quarterly cap, at a rate of approximately 2.5% per annum, on the total management fees payable to Advisers with respect to the Company's investment in loans. The new fee schedule does not alter the fees charged on cash, temporary investments or other assets of the Company.

Comparison of 1997 and 1996

Net income for the three months ended March 31, 1997 equaled $6.6 million or $0.46 per share as compared to $6.9 million or $0.50 per share for 1996. The decrease in first quarter earnings was a direct result of the recognition of capital gain income resulting from the early repayment of loans purchased at a discount. The Company reported capital gain income of $351,000 or $0.02 per share for the first quarter of 1997, as compared to capital gain income of $1.8 million or $0.13 per share for the first quarter of 1996. Income from capital gains is expected to increase during the remaining quarters of 1997, as the Company anticipates prepayments of certain loans with unamortized purchased discount; thus, the decrease in first quarter income is not considered to be reflective of total expected earnings for the year. At March 31, 1997, loans totaled $399.7 million, compared to $355.5 million at December 31, 1996. Amortization of loan discount increased 32% to $1.7 million in 1997 as compared to $1.3 million in 1996. The portfolio's weighted average yield, which includes stated interest and loan discount amortization, was 12.9% at March 31, 1997 as compared to 13.4% at December 31, 1996.

Net margin on investments after deducting interest expense and provision for loan losses was $8.6 million for the quarter ended March 31, 1997 as compared to $7.8 million for the quarter ended March 31, 1996, an increase of 11%. Net margin on investments as a percentage of total investment income was 72% and 77% for the three months ended March 31, 1997 and 1996, respectively. Net margin on investments as a percent of total income is expected to decrease as the Company leverages its equity capital with debt in order to increase its loan portfolio, and increase the return on equity and returns to shareholders.

Interest expense increased $1.5 million to $3.3 million for the three months ended March 31, 1997 from $1.9 million for the comparable period in 1996. The Company is currently negotiating the terms under its credit facility that expires at the end of May 1997, and management anticipates securing a credit facility with an increased borrowing capacity and with similar terms.

FACTORS AFFECTING THE COMPANY'S BUSINESS

Interest rate fluctuations. Loans with variable interest rates may become unattractive to some borrowers as market interest rates increase. Substantial changes in market interest rates could result in greater rates of prepayments of or defaults on outstanding loans and may inhibit the expansion of the Company's business and reduce its profitability. The Company also originates or purchases loans with fixed rates of interest. Loans with fixed interest rates that are financed with variable rate debt capital could expose the Company to reduced net margins on its loans as interest rates increase. The Company carefully monitors this exposure and endeavors to match fixed rate loans on a long-term basis with fixed rate financing.

Competition. A large number of entities and individuals compete for the opportunity to make the kinds of investments made by the Company. Many of these entities and individuals have greater financial resources than the combined resources of the Company. As a result of this competition, the Company may from time to time be precluded from making otherwise attractive investments on terms considered to be prudent in light of the risks to be assumed. In 1997, the Company has experienced some pricing pressures in its new loan originations; however, the Company has been able to offset these pressures by negotiating for an improved fee arrangement with its external management company, Allied Capital Advisers, Inc., and by increasing its debt capital which improves returns to common shareholders.

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

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

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

                                      ALLIED CAPITAL COMMERCIAL CORPORATION
                                      -------------------------------------
                                      (Registrant)



                                      /s/ Jon A. DeLuca
                                      -------------------------------------
Date: May 13, 1997                    Jon A. DeLuca
                                      Executive Vice President and
                                      Chief Financial Officer