Form 10-Q
period 1997-06-30
ALLIED CAPITAL COMMERCIAL CORP
filed 1997-08-14
CIK 887429

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               Quarterly report pursuant to section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period                                                                           Commission file number:
ended JUNE 30, 1997                                                                                         0-20352
      -------------                                                                                -----------------------


                                        ALLIED CAPITAL COMMERCIAL CORPORATION
                                ----------------------------------------------------------
                                (exact name of Registrant as specified in its charter)


       MARYLAND                                                                                           52-1777868
-----------------------                                                                             ----------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                               ------      ------

On August 8, 1997 there were 14,486,997 shares outstanding of the Registrant's common stock, $0.0001 par value.

                    ALLIED CAPITAL COMMERCIAL CORPORATION
                               FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996   . . . . . . . . . .  1

             Consolidated Statement of Income - For the Three and Six Months Ended
             June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

             Consolidated Statement of Cash Flows - For the Six Months Ended
             June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .  4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . 10

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                        PART I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                    ALLIED CAPITAL COMMERCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except number of shares)

                                                                                        June 30, 1997    December 31, 1996
                                                                                        -------------    -----------------
                                                                                          (unaudited)
Assets
Investments in real estate loans, net . . . . . . . . . . . . . . . . . . . . .            $ 445,878           $ 355,461

Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . .                4,576               3,496

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,657               9,119

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                2,025

Note receivable from affiliate  . . . . . . . . . . . . . . . . . . . . . . . .                  --                  203
                                                                                           ---------            --------

  Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 453,111           $ 370,304
                                                                                            ========            ========
Liabilities

Bonds payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  31,439           $  54,123

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              209,177             107,131

Investment management fee payable . . . . . . . . . . . . . . . . . . . . . . .                2,026               1,930

Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                1,420

Accounts payable and other liabilities  . . . . . . . . . . . . . . . . . . . .                4,017               2,213

Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,899               8,158

Commitments and Contingencies


Shareholders' Equity
Common stock, $0.0001 par value, 50,000,000 shares
  authorized; 14,460,052 and 14,266,514 shares issued and
  outstanding at 6/30/97 and 12/31/96 . . . . . . . . . . . . . . . . . . . . .                    1                   1

Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .              206,807             202,615

Notes receivable from sale of common stock  . . . . . . . . . . . . . . . . . .              (5,938)             (6,345)

Retained earnings (accumulated distributions in excess of net income) . . . .                (2,317)               (942)
                                                                                           ---------            --------

  Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .              198,553             195,329
                                                                                           ---------            --------

  Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . . .            $ 453,111           $ 370,304
                                                                                           =========            ========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED CAPITAL COMMERCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)




                                                                           For the Three Months Ended     For the Six Months Ended
                                                                           --------------------------     ------------------------
                                                                                    June 30,                      June 30,
                                                                                    --------                      --------


                                                                                  1997           1996           1997         1996
                                                                                  ----           ----           ----         ----
 Investment income:
   Interest from real estate loans:

     Stated interest . . . . . . . . . . . . . . . . . . . . . . . .          $ 10,699        $ 9,168       $ 20,655     $ 17,265

     Discount amortization . . . . . . . . . . . . . . . . . . . . .             1,749          1,537          3,437        2,814

     Other investment income . . . . . . . . . . . . . . . . . . . .               274            249            445          332
                                                                               -------        -------        -------      -------

         Total income from real estate loans . . . . . . . . . . . .            12,722         10,954         24,537       20,411

   Interest on temporary investments . . . . . . . . . . . . . . . .               359            312            531          948
                                                                               -------        -------        -------      -------

             Total investment income . . . . . . . . . . . . . . . .            13,081         11,266         25,068       21,359
                                                                               -------        -------        -------      -------

 Interest and related expenses:

     Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,961          2,931          7,288        4,808

     Provision for loan losses . . . . . . . . . . . . . . . . . . .               --             --             --           400

     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               247            163            283          218
                                                                               -------        -------        -------      -------

 Net margin on investments . . . . . . . . . . . . . . . . . . . . .             8,873          8,172         17,497       15,933
                                                                               -------        -------        -------      -------
 Operating expenses:

     Investment management fees  . . . . . . . . . . . . . . . . . .             2,003          1,767          3,870        3,527

     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               263            219            428          498
                                                                               -------        -------        -------      -------

 Income before gains and minority interests  . . . . . . . . . . . .             6,607          6,186         13,199       11,908

 Gains from dispositions of real estate loans, net . . . . . . . . .               440          2,253            790        4,060
                                                                               -------        -------        -------      -------
 Income before minority interests  . . . . . . . . . . . . . . . . .             7,047          8,439         13,989       15,968

 Minority interests  . . . . . . . . . . . . . . . . . . . . . . . .               283            756            588        1,431
                                                                               -------        -------        -------      -------
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $6,764         $7,683        $13,401      $14,537
                                                                               =======        =======        =======      =======

 Net income per share  . . . . . . . . . . . . . . . . . . . . . . .            $ 0.47         $ 0.55         $ 0.93       $ 1.05
                                                                               =======        =======        =======      =======


 Weighted average number of shares and
   share equivalents outstanding . . . . . . . . . . . . . . . . . .            14,478         13,934         14,446       13,873
                                                                               =======        =======        =======      =======



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED CAPITAL COMMERCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                          For the Six Months Ended June 30,
                                                                                          ---------------------------------
                                                                                             1997                   1996
                                                                                          ----------             ----------
 Cash flows from operating activities:

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   13,401              $  14,537

 Adjustments to reconcile net income to net cash provided by operating activities:

     Discount amortization . . . . . . . . . . . . . . . . . . . . . . . . . .                (3,437)                (2,814)

     Gains from disposition of loans . . . . . . . . . . . . . . . . . . . . .                  (790)                (4,060)

     Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . .                    --                    400

     Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   588                  1,431

     Changes in assets and liabilities . . . . . . . . . . . . . . . . . . . .                 7,493                 (2,858)
                                                                                              ------                 ------
         Net cash provided by operating activities . . . . . . . . . . . . . .                17,255                  6,636
                                                                                              ------                 ------

 Cash flows from investing activities:

     Investment in loans . . . . . . . . . . . . . . . . . . . . . . . . . . .              (128,650)               (84,313)

     Collections of loan principal . . . . . . . . . . . . . . . . . . . . . .                42,250                 35,668

     Collections under note receivable from affiliate  . . . . . . . . . . . .                   203                  4,751
                                                                                              ------                 ------

         Net cash used in investing activities . . . . . . . . . . . . . . . .               (86,197)               (43,894)
                                                                                              ------                 ------

 Cash flows from financing activities

     Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (13,105)               (11,351)

     Net borrowings under line of credit . . . . . . . . . . . . . . . . . . .               102,046                 65,335

     Payments of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .               (22,684)               (24,695)

     Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . .                   300                    515

     Collections on notes receivable from sale of stock  . . . . . . . . . . .                 1,207                   246

     Minority interests distributions                                                           (847)                (1,813)
                                                                                              ------                 ------

        Net cash provided by financing activities  . . . . . . . . . . . . . .                66,917                 28,237
                                                                                              ------                 ------

 Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .                (2,025)                (9,021)

 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .                 2,025                 12,668
                                                                                              ------                 ------

 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .            $       --              $   3,647
                                                                                              ======                 ======



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Commercial Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1997 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and consolidated notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 consolidated financial statements in order to conform to the 1997 presentation.

NOTE 2.  INVESTMENT MANAGEMENT AGREEMENT

The Company has an investment management agreement with Allied Capital Advisers, Inc. (Advisers). Advisers, under the supervision of the Company's board of directors, identifies, evaluates, structures and closes the investments to be made by the Company, arranges debt and equity capital for the Company, and is responsible for monitoring the investments made by the Company, including portfolio management and servicing. The investment management agreement may be terminated at any time, without penalty, on sixty days' notice to Advisers if holders of two-thirds of the Company's shares vote to terminate the agreement. In addition, the agreement will terminate automatically in the event of its assignment.

Under the terms of its investment management agreement with Advisers, the Company is obligated to pay fees on its consolidated invested assets at a rate that approximates 2.5 percent per annum. However, in order for the Company to provide loans to borrowers at lower interest rates and increase its competitiveness in the marketplace, Advisers revised its fee schedule with the Company in 1996, and revised it again on January 9, 1997. The revised fee schedule reflects different levels of management fee percentages based upon certain characteristics of the outstanding loans held in the Company's investment portfolio. The revised fees range from 0.5 percent of invested assets to 3.5 percent of invested assets with a quarterly cap, at a rate of 2.5 percent per annum, on the total management fees payable to Advisers.

Management fees payable to Advisers With respect to the Company's holdings of cash and interim investments have not been affected by these revisions to the fee schedule. Management fees on cash and interim investments are payable quarterly in arrears, at a rate of 0.5 percent per annum.

NOTE 3.  INVESTMENTS IN LOANS

The Company's investments in loans consist of commercial real estate loans that are either purchased from unrelated third parties or originated directly with the borrower. As of June 30, 1997, approximately 64 percent of the Company's portfolio of loans had fixed interest rates and 36 percent had adjustable interest rates. As of June 30, 1997, approximately 17, 15 and 11 percent of the Company's portfolio was concentrated in California, Virginia and Maryland, respectively. In addition, loans for hotels, office buildings, retail and industrial warehouses equaled 36, 29, 11 and 8 percent respectively, or 84 percent of the Company's portfolio as of June 30, 1997.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


The Company generally defines impaired loans as those that are past due 120 days or more or loans that have other specifically identified credit issues. As of June 30, 1997 and December 31, 1996, impaired loans equaled $11,636,000 and $10,978,000, respectively. Included in these totals are impaired loans with specifically identified credit issues that equal $2,118,000 and $3,721,000 as of June 30, 1997 and December 31, 1996. The Company maintains reserves for loan losses in order to absorb future losses in the current portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve balance totaled $1,454,000 as of June 30, 1997 and December 31, 1996.

NOTE 4.  BONDS AND NOTES PAYABLE

With respect to the bonds payable, the minimum required payment to bond holders on a monthly basis equals the sum of the total scheduled principal payments for the loans in the underlying collateral pool plus the interest due on the bonds. The bonds stated interest rate is 6.92 percent per annum. The stated maturity for the bonds is February 25, 2003.

The Company and Business Mortgage Investors, Inc. (BMI), have a $40,000,000 revolving line of credit with a bank. The terms of the revolving line of credit are interest only with all principal due at maturity. The revolving line of credit bears interest at LIBOR plus 190 basis points, or 7.6 percent as of June 30, 1997, and expires in October 1997. As of June 30, 1997, the Company had borrowings under this revolving line of credit of $23,500,000. The Company is currently renegotiating the terms of this agreement with its lender.

The Company, again in conjunction with BMI, has an approved credit facility with an investment bank, whereby the Company and BMI can borrow up to $250,000,000 through repurchase agreements using their investments in loans as collateral. The terms of the repurchase agreements are interest only with all principal due at maturity. The repurchase agreements bear interest at LIBOR plus 112 basis points, or 6.8 percent as of June 30, 1997, and the Company had borrowed $185,677,000 as of that date. The line of credit expires in January 1999.

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates in anticipation of a future long-term financing. As of June 30, 1997, the Company had swap agreements with a notional amount equal to $120 million. The Company pays third parties fixed rates ranging from 6.7% to 7% and receives from these third parties a variable rate based upon the short-term LIBOR. On June 30, 1997, the applicable LIBOR rate for all agreements was 5.7%. These swap agreements have the effect of hedging interest rate exposure on temporary variable rate warehouse facilities, and they provide a hedge against changes in long-term interest rates until such time as the loans are permanently financed through securitization and the variable rate warehouse facilities are repaid.

NOTE 5.  DISTRIBUTIONS

The Company's Board of Directors declared a second quarter dividend equivalent to $0.52 per share. This dividend was paid on June 30, 1997 to shareholders of record as of June 20, 1997. The Company paid cash of $6,100,000 and distributed new shares of common stock, through its dividend reinvestment plan, with a value of $1,390,000 for a total dividend equal to $7,490,000. The Company's Board of Directors declared a first quarter dividend equivalent to $0.51 per share. This dividend was paid on March 31, 1997 to shareholders of record as of March 15, 1997. The Company paid cash of $5,862,000 and distributed new shares of common stock, through its dividend reinvestment plan, with a value of $1,425,000 for a total dividend equal to $7,287,000.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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

The following table (in thousands except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure:

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                             ---------------------------           -------------------------

                                                    1997                1996              1997              1996
                                                    ----                ----              ----              ----
 Net income...............................        $6,764              $7,683           $13,401           $14,537
                                                  ======              ======           =======           =======

 Basic average shares outstanding.........        14,364              13,868            14,321            13,812
                                                  ======              ======           =======           =======

 Basic net income per share...............         $0.47               $0.55             $0.94             $1.05
                                                  ======              ======           =======           =======
 Effect of dilutive securities:

 Outstanding stock options................           114                  66               125                61
                                                     ---                  --               ---                --

 Diluted average shares outstanding.......        14,478              13,934            14,446            13,873
                                                  ======              ======           =======           =======

 Diluted net income per share.............         $0.47               $0.55             $0.93             $1.05
                                                  ======              ======           =======           =======


NOTE 7.  COMMITMENTS AND CONTINGENCIES

On June 30, 1997, the Company had outstanding loan commitments to invest in various commercial real estate loans equal to $24 million.

The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the financial condition of the Company.

NOTE 8.  CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk with respect to loans are limited due to a large base and geographic dispersion. The Company makes investments across the nation and its loan portfolio can be segregated into five regions: Northeast, Southeast, Central, Southwest and West. As of June 30, 1997, the Company's loan concentration by these regions was 19, 47, 4, 11 and 19 percent, respectively. This compares to the Company's loan concentration by region as of December 31, 1996 of 20, 40, 5, 13 and 22 percent, respectively.


NOTE 9.  SUBSEQUENT EVENT

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger with Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Lending Corporation and Allied Capital Advisers, Inc., pursuant to which the Company and Allied Capital Corporation, Allied Capital Corporation II, and Allied Capital Advisers, Inc. would merge with and into Allied Capital Lending Corporation through a stock for stock exchange. The merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals and other customary closing conditions. If all required approvals are obtained, the Company anticipates the merger would be effective on December 31, 1997.

Pursuant to the terms of the merger agreement, stockholders of the Company at the effective time of the merger will receive 1.60 shares of the merged entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

LOAN PORTFOLIO

The Company purchases or originates small business loans that are generally secured by real estate and used in owner-operated or owner-managed small businesses. The Company's loan terms include both fixed and variable interest rate loans. As of June 30, 1997, the Company's loan portfolio consisted of 64% fixed rate loans and 36% variable rate loans, as compared to 57% fixed rate loans and 43% variable rate loans as of December 31, 1996. The Company has financed and continues to finance many different property types including hotels and motels, office buildings, retail and convenience stores, warehouses, medical offices, nursing homes and factories.

The Company makes investments across the nation and its loan portfolio has been segregated into five regions: Northeast, Southeast, Central, Southwest and West. As of June 30, 1997, the Company's loan concentration by region was 19%, 47%, 4%, 11% and 19%, respectively. This compares to the Company's loan concentration by region as of December 31, 1996 of 20%, 40%, 5%, 13% and 22% for the Northeast, Southeast, Central, Southwest and West regions, respectively.

The Company invested $129 million in commercial real estate loans during the first half of 1997. After considering normal principal payments and early payoffs of certain loans, the net increase in the Company's loan portfolio was $90.4 million for the six months ended June 30, 1997.

As of June 30, 1997, 36%, 29% and 11% of the Company's loan portfolio was invested in properties secured by hotels and motels, office buildings and retail space, respectively, as compared to 39%, 21% and 12% for the same categories as of December 31, 1996.

Loans greater than 120 days past due or loans that have been specifically identified are considered to be impaired. The Company does not accrue interest on these loans. As of June 30, 1997, loans that were not accruing interest totaled $11.6 million. The Company generally makes every effort to work with the borrower in order to restore the loan to a performing status before exercising other alternatives, such as foreclosure on the property. The Company's loan loss reserve at June 30, 1997 and December 31, 1996 was approximately $1.5 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash from operations to provide working capital to pay its operating expenses, interest expense on outstanding indebtedness and to pay dividends to its shareholders. The Company funds new loans from loan repayments and through borrowings on its credit facilities. The Company has two credit facilities that it shares with Business Mortgage Investors, Inc.
(BMI). The first is a $40 million revolving line of credit with a bank (line of credit). The second is a $250 million repurchase agreement (repurchase facility), with an investment bank. At June 30, 1997, the Company had borrowed $24 million and $186 million under the line of credit and repurchase facility, respectively. The Company uses the line of credit and the repurchase facility to warehouse loans until they can be permanently financed through the public offering of debt, or through other means. As of June 30, 1997 the bonds outstanding related to the Company's 1995 securitization transaction totaled $31.4 million.

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates in anticipation of a future long-term financing. As of June 30, 1997, the Company had swap agreements with a notional amount equal to $120 million. The Company pays third parties fixed rates ranging from 6.7% to 7% and receives from these third parties a variable rate based upon the short-term LIBOR. On June 30, 1997, the applicable LIBOR rate for all agreements was 5.7%. These swap agreements have the effect of hedging interest rate exposure on temporary variable rate warehouse facilities, and they provide a hedge against changes in long-term interest rates until such time as the loans are permanently financed and the variable rate warehouse facilities are repaid. Management anticipates securing additional long-term financing during early 1998.

The Company issued approximately 129,000 common shares at an average price of $23.97 per share to existing shareholders who participated in the dividend reinvestment plan in 1997. The Company also issued approximately

65,000 shares for approximately $1,100,000, through the exercise of stock options for which the Company provided loans of approximately $800,000.

The Company plans to increase its outstanding indebtedness during the upcoming year in order to finance new real estate loans. Management of the Company believes that the cash flow from operations, and the availability of its lines of credit are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including payment of dividends to its shareholders.

RESULTS OF OPERATIONS

For The Three Months Ended June 30, 1997 and 1996

The Company's net income decreased 12% to $6.8 million for the quarter ended June 30, 1997 compared to $7.7 million for the same period last year, and net income per share was $0.47 and $0.55 for these periods, respectively. The decrease in the quarter net income this year from the comparable quarter of the prior year is primarily due to a reduction in the amount of realized gains recognized from the early payoff of loans. The Company received mortgage loan repayments during the second quarter of 1997 totaling $26 million that resulted in realized gains of $0.4 million as compared to realized gains of $2.3 million on repayments of $16 million in the comparable period of last year. The Company experiences significant fluctuations on a quarter-by-quarter basis in the recognition of gains resulting from the repayment or restructure of loans. As a result, quarterly earnings should not be deemed to be indicative of expected annual results.

Total investment income for the quarter ended June 30, 1997 increased 16% over the corresponding prior year period. The Company's net investments in mortgage loans have increased $117.5 million or 36% to $445.9 million as of June 30, 1997 from $328.4 million at June 30,1996. The Company has financed its investments in mortgage loans through repayments of loans in the portfolio and through additional borrowings on its lines of credit.

Net margin on investments after deducting interest expense was $8.9 million for the quarter ended June 30, 1997 as compared to $8.3 million for the quarter ended June 30, 1996, an increase of 6%. Net margin on investments as a percentage of total investment income during the period was 68% and 74% for 1997 and 1996, respectively. Net margin on investments as a percent of total income is expected to decrease as the Company leverages its equity capital with debt in order to finance the growth in its loan portfolio. As the overall net margin on investments increases, the return on equity and capital and returns to shareholders should increase.

Expenses increased 5% in the second quarter of 1997 as compared to the corresponding period last year. Investment management fees increased 13% or $0.2 million to $2.0 million from $1.8 million as a result of growth in the Company's portfolio of investments in mortgage loans. Investment management fees were 1.9% and 2.0% of average total assets for the three months ended June 30, 1997 and 1996, respectively. Other expenses increased $44,000 to $263,000 due to timing of normal services provided by professional service firms.

The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of its consolidated subsidiaries. The minority interest equaled $0.3 million for the quarter ended June 30, 1997.


For The Six Months Ended June 30, 1997 and 1996

The Company's net income decreased 7.8% to $13.4 million for the six months ended June 30, 1997 as compared to $14.5 million for the same period of last year, and net income per share was $0.93 and $1.05 for these periods, respectively. The decrease in the net income this year from the comparable period of the prior year is due primarily to a reduction in the amount of realized gains recognized from the early repayment of loans. The Company received mortgage loan repayments during the first half of 1997 totaling $42.3 million that resulted in realized gains of $0.8 million as compared to realized gains of $4.1 million on repayments of $35.7 million in the same period last year. The Company experiences significant fluctuations on a quarter-by-quarter basis in the recognition of gains resulting from repayment or restructure of loans. As a result, earnings for the six months ended June 30, 1997 should not be deemed to be indicative of expected annual results.

Total investment income for the six months ended June 30, 1997 increased 17% over the corresponding period of the prior year. The Company's net investments in mortgage loans have increased $117.5 million or 36% to $445.9 million as of June 30, 1997 from $328.4 million at June 30,1996. This growth has resulted in a substantial increase in total investment income. The Company has financed its growth in mortgage loans primarily through borrowings on its credit facilities.

Net margin on investments after deducting interest expense was $17.5 million for the six months ended June 30, 1997 as compared to $15.9 million for the six months ended June 30, 1996, an increase of 9.8%. Net margin on investments as a percentage of total investment income during the period was 70% and 75% for 1997 and 1996, respectively. Net margin on investments as a percent of total income is expected to decrease as the Company leverages its equity capital with debt in order to finance the growth in its loan portfolio. As the overall net margin on investments increases, the return on equity and returns to shareholders should increase.

Expenses increased 6.8% for the six months ended June 30, 1997 as compared to the corresponding period last year. Investment management fees increased 9.7% or $0.4 million to $3.9 million from $3.5 million for the six months ended June 30, 1997 and 1996, respectively. This increase in investment management fees is directly related to the growth in the Company's investments in mortgage loans. Investment management fees were 1.8% and 2.2% of average total assets for the six months ended June 30, 1997 and 1996, respectively. Other expenses decreased $70,000 to $428,000 due to timing of normal services provided by professional service firms.


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

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the financial condition of the Company.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 13, 1997, the Company held its Annual Meeting of Shareholders in Bethesda, Maryland. Shareholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below.

         1. Election of Directors: Shareholders elected a total of seven directors, which comprised the entire Board, to serve for a one-year term. Votes were cast as follows:

                                                   FOR                       WITHHELD
                 William L. Walton                 11,454,803                85,451
                 George C. Williams                11,459,824                80,430
                 John M. Scheurer                  11,459,959                80,296
                 Anthony T. Garcia                 11,459,959                80,296
                 Charles L. Palmer                 11,459,268                80,988
                 John D. Reilly                    11,459,690                80,564
                 Laura W. Van Roijen               11,459,134                81,120

         2. Ratification of the selection of Arthur Andersen LLP to serve as independent accountants for the year ended December 31, 1997:

                                                   FOR              AGAINST          ABSTAIN
                                                   11,429,269       44,575           65,921

         3. Amend the Company's Incentive Stock Option Plan to add a change of control provision:

                                                   FOR              AGAINST          ABSTAIN
                                                   10,301,263       981,379          257,607

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         3  Bylaws

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K
                 No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

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

                                  ALLIED CAPITAL COMMERCIAL CORPORATION
                                  -------------------------------------
                                           (Registrant)



                                  /s/ Jon A. DeLuca
                                  -------------------------------------
Date: August 14, 1997             Jon A. DeLuca
                                  Principal and Chief Financial Officer