Form 10-Q
period 1997-09-30
ALLIED CAPITAL COMMERCIAL CORP
filed 1997-11-14
CIK 887429

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

 Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
                                 Act of 1934


For the quarterly period                           Commission file number:
ended   SEPTEMBER 30, 1997                                  0-20352
        ------------------                         -----------------------


                    ALLIED CAPITAL COMMERCIAL CORPORATION
       --------------------------------------------------------------
           (exact name of Registrant as specified in its charter)


       MARYLAND                                          52-1777868
-----------------------                            ----------------------
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


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               ---    ----

On November 4, 1997 there were 14,743,736 shares outstanding of the Registrant's common stock, $0.0001 par value.

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                                FORM 10-Q INDEX



PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Consolidated Balance Sheet as of September 30, 1997 and December 31, 1996 . . . . . . . . .    1

               Consolidated Statement of Income - For the Three and Nine Months Ended
               September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

               Consolidated Statement of Cash Flows - For the Nine Months Ended
               September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

               Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .   4

  Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

  Item 2.      Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

  Item 3.      Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

  Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .   11

  Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

  Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)


                                                                                   September 30, 1997        December 31, 1996
                                                                                   ------------------        -----------------
                                                                                          (unaudited)
 Assets

 Investments in real estate loans, net . . . . . . . . . . . . . . . . . . .                 $461,624                 $355,461

 Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . .                    5,655                    3,496

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    1,644                    9,322

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .                      --                     2,025
                                                                                            ---------                ---------

   Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $ 468,923                $ 370,304
                                                                                             ========                 ========

 Liabilities

 Bonds payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 25,131                 $ 54,123

 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  223,946                  107,131

 Investment management fee payable . . . . . . . . . . . . . . . . . . . . .                    1,953                    1,930

 Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      --                     1,420

 Accounts payable and other liabilities  . . . . . . . . . . . . . . . . . .                    7,748                    2,213

 Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    7,091                    8,158


 Commitments and Contingencies


 Shareholders' Equity

 Common stock, $0.0001 par value, 50,000,000 shares
   authorized; 14,694,989 and 14,266,514 shares issued and
   outstanding at 9/30/97 and 12/31/96 . . . . . . . . . . . . . . . . . . .                        1                        1

 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .                  211,691                  202,615

 Notes receivable from sale of common stock  . . . . . . . . . . . . . . . .                  (7,555)                  (6,345)

 Retained earnings (accumulated distributions in excess of net income) . .                    (1,083)                    (942)
                                                                                              -------                  -------

   Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .                  203,054                  195,329
                                                                                              -------                  -------



   Total liabilities and shareholders' equity  . . . . . . . . . . . . . . .                $ 468,923                $ 370,304
                                                                                             ========                 ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)




                                                                          For the Three Months Ended     For the Nine Months Ended
                                                                          --------------------------     -------------------------
                                                                                  September 30,                September 30,
                                                                                  ------------                 ------------


                                                                                1997           1996          1997          1996
                                                                                ----           ----          ----          ----
 Investment income:

   Interest from real estate loans:

     Stated interest . . . . . . . . . . . . . . . . . . . . . . . .          $ 12,094        $ 9,561      $ 32,749      $ 26,826

     Discount amortization . . . . . . . . . . . . . . . . . . . . .             1,630          1,681         5,067         4,495

     Other investment income . . . . . . . . . . . . . . . . . . . .             1,424            433         1,869           765
                                                                             ---------          -----     ---------       -------

         Total income from real estate loans . . . . . . . . . . . .            15,148         11,675        39,685        32,086

   Interest on temporary investments . . . . . . . . . . . . . . . .               390            119           921         1,067
                                                                                ------         ------       -------      --------

             Total investment income . . . . . . . . . . . . . . . .            15,538         11,794        40,606        33,153
                                                                                ------         ------        ------        ------



 Interest and related expenses:

     Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,896          3,045        12,184         7,853

     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               157            100           416           718
                                                                               -------      ---------       -------       -------

 Net margin on investments . . . . . . . . . . . . . . . . . . . . .            10,485          8,649        28,006        24,582
                                                                               -------         ------        ------        ------

 Operating expenses:

     Investment management fees  . . . . . . . . . . . . . . . . . .             1,956          1,808         5,826         5,335

     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               472            525           924         1,023
                                                                                 -----         ------        ------        ------

 Income before gains and minority interests  . . . . . . . . . . . .             8,057          6,316        21,256        18,224

 Gains from dispositions of real estate loans, net . . . . . . . . .             1,297            528         2,087         4,588
                                                                               -------         ------       -------        ------

 Income before minority interests  . . . . . . . . . . . . . . . . .             9,354          6,844        23,343        22,812

 Minority interests  . . . . . . . . . . . . . . . . . . . . . . . .               361            452           949         1,883
                                                                                ------          -----        ------        ------

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $8,993         $6,392       $22,394       $20,929
                                                                                ======         ======       =======       =======

 Net income per share  . . . . . . . . . . . . . . . . . . . . . . .            $ 0.62         $ 0.45        $ 1.54        $ 1.49
                                                                                ======         ======        ======        ======



 Weighted average number of shares and
   share equivalents outstanding . . . . . . . . . . . . . . . . . .            14,616         14,118        14,508        13,957
                                                                                ------         ------        ------        ------



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                       For the Nine Months Ended September 30,
                                                                                       ---------------------------------------

                                                                                                   1997                   1996
                                                                                             ----------             ----------
 Cash flows from operating activities:

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $   22,394                $20,929

 Adjustments to reconcile net income to net cash provided by operating activities:

     Discount amortization . . . . . . . . . . . . . . . . . . . . . . . . . .                  (5,067)                (4,495)

     Gains from disposition of loans . . . . . . . . . . . . . . . . . . . . .                  (2,087)                (4,588)

     Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . .                       --                    650

     Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . .                      949                  1,883

     Amortization of debt issue costs  . . . . . . . . . . . . . . . . . . . .                      685                    466

     Changes in assets and liabilities . . . . . . . . . . . . . . . . . . . .                    9,454                (1,815)
                                                                                                 ------                ------

         Net cash provided by operating activities . . . . . . . . . . . . . .                   26,328                 13,030
                                                                                                -------             ----------


 Cash flows from investing activities:

     Investment in loans . . . . . . . . . . . . . . . . . . . . . . . . . . .                (174,858)              (122,182)

     Acquisition of real property  . . . . . . . . . . . . . . . . . . . . . .                        0                     --

     Collections of loan principal . . . . . . . . . . . . . . . . . . . . . .                   77,134                 64,170

     Collections under note receivable from affiliate  . . . . . . . . . . . .                      203                  4,751
                                                                                              ---------               --------

         Net cash used in investing activities . . . . . . . . . . . . . . . .                 (97,521)               (53,261)
                                                                                               -------                --------


 Cash flows from financing activities

     Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (19,504)               (16,633)

     Net borrowings under line of credit . . . . . . . . . . . . . . . . . . .                  116,815                 83,392

     Payments of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .                 (28,992)               (37,746)

     Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . .                      947                    738

     Collections on notes receivable from sale of stock  . . . . . . . . . . .                    2,467                    983

     Minority interests distributions                                                           (2,565)                (2,579)
                                                                                               -------                -------

        Net cash provided by financing activities  . . . . . . . . . . . . . .                   69,168                 28,155
                                                                                                 ------                -------



 Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .                  (2,025)               (12,076)


 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .                    2,025                 12,668
                                                                                                -------                 ------


 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .                  $    --               $    592
                                                                                                =======                =======



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                     ALLIED CAPITAL COMMERCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)


NOTE 1. GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Commercial Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1997 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements and consolidated notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 consolidated financial statements in order to conform to the 1997 presentation.

NOTE 2. INVESTMENT MANAGEMENT AGREEMENT

The Company has an investment management agreement with Allied Capital Advisers, Inc. (Advisers). Advisers, under the supervision of the Company's board of directors, identifies, evaluates, structures and closes the investments to be made by the Company, arranges debt and equity capital for the Company, and is responsible for monitoring the investments made by the Company, including portfolio management and servicing. The investment management agreement may be terminated at any time, without penalty, on sixty days notice to Advisers if holders of two-thirds of the Company's shares vote to terminate the agreement. In addition, the agreement will terminate automatically in the event of its assignment.

Under the terms of its investment management agreement with Advisers, the Company is obligated to pay fees on its consolidated invested assets at a rate that approximates 2.5 percent per annum. However, in order for the Company to provide loans to borrowers at lower interest rates and increase its competitiveness in the marketplace, Advisers revised its fee schedule with the Company in 1996, and revised its fee schedule again in January, 1997. The revised fee schedule reflects different levels of management fee percentages based upon certain characteristics of the outstanding loans held in the Company's investment portfolio. The revised fees range from 0.5 percent of invested assets to 3.5 percent of invested assets with a quarterly cap, at a rate of 2.5 percent per annum, on the total management fees payable to Advisers.

Management fees payable to Advisers with respect to the Company's holdings of cash and interim investments have not been affected by these revisions to the fee schedule. Management fees on cash and interim investments are payable quarterly in arrears, at a rate of 0.5 percent per annum.

NOTE 3. INVESTMENTS IN REAL ESTATE LOANS

The Company's investments in loans consist of commercial real estate loans that are either purchased from unrelated third parties or originated directly with the borrower. As of September 30, 1997, approximately 66 percent of the Company's portfolio of loans had fixed interest rates and 34 percent had adjustable interest rates. As of September 30, 1997, approximately 17, 15 and 9 percent of the Company's portfolio was concentrated in California, Virginia and Maryland, respectively. In addition, loans for hotels, office buildings, retail and industrial warehouses equaled 36, 28, 11 and 10 percent, respectively, or 85 percent of the Company's portfolio as of September 30, 1997.

The Company generally defines impaired loans as those that are past due 120 days or more or loans that have other specifically identified credit issues. As of September 30, 1997 and December 31, 1996, impaired loans equaled $6,848,000 and $10,978,000, respectively. Included in these totals are impaired loans with specifically identified credit issues that equal $3,545,000 and $3,721,000 as of September 30, 1997 and December 31, 1996, respectively. The Company maintains reserves for loan losses in order to absorb future losses in the current portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve balance totaled $1,454,000 as of September 30, 1997 and December 31, 1996.

NOTE 4. BONDS AND NOTES PAYABLE

With respect to the bonds payable, the minimum required payment to the bond holders on a monthly basis equals the sum of the total scheduled principal payments for the loans in the underlying collateral pool of mortgage loans plus the interest due on the bonds. The bonds stated interest rate is 6.92 percent per annum, and the stated maturity for the bonds is February 25, 2003.

The Company and Business Mortgage Investors, Inc. (BMI) have a $40,000,000 revolving line of credit with a bank. The terms of the revolving line of credit are interest only with all principal due at maturity. The revolving line of credit bears interest at LIBOR plus 190 basis points, or 7.6 percent as of September 30, 1997, and it expires in February, 1998. As of September 30,
1997, the Company had borrowings under this revolving line of credit of $20,000,000.

The Company, again in conjunction with BMI, has an approved credit facility with an investment bank, whereby the Company and BMI can borrow up to $250,000,000 through repurchase agreements using their investments in loans as collateral. The terms of the repurchase agreements are interest only with all principal due at maturity. The repurchase agreements bear interest at LIBOR plus 112 basis points, or 6.8 percent as of September 30, 1997, and the Company had borrowed $203,920,000 as of that date. This credit facility expires in January, 1999.

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates in anticipation of a future long-term financing. As of September 30, 1997, the Company had swap agreements with a notional amount equal to $145 million. The Company pays third parties fixed rates ranging from 6.7% to 7% and receives from these third parties a variable rate based upon the short-term LIBOR. On September 30, 1997, the applicable LIBOR rate for all agreements was 5.7%. These swap agreements have the effect of hedging interest rate exposure on temporary variable rate credit facilities.
In addition, the swap agreements provide a hedge against changes in long-term interest rates until such time as the loans in the portfolio are permanently financed through securitization and the variable rate credit facilities are repaid.

NOTE 5. DIVIDENDS

The Company's board of directors declared and the Company paid three dividends to common shareholders totaling $1.56 per common share during the nine months ended September 30, 1997. The Company paid quarterly dividends equal to $0.51, $0.52 and $0.53 per common share for the three months ended March 31, 1997, June 30, 1997 and September 30, 1997, respectively. In connection with these dividends, the Company paid cash of $18.3 million and distributed new shares of common stock to participants, through the dividend reinvestment plan, with a value of $4.2 million for a total of $22.5 million.

The board of directors declares dividends based upon estimates of the Company's taxable income (including ordinary investment income and capital gain income) for the year. Taxable income and net income can differ substantially during a taxable year due to differences in the timing of recognition of gains and losses on the disposition of loans and due to different accounting methods used for the amortization of purchased loan discounts.

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

The following table (in thousands except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure:


                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                              --------------------------------       -------------------------------

                                                       1997               1996               1997              1996
                                                       ----               ----               ----              ----
 Net income.................................         $8,993             $6,392            $22,394           $20,929
                                                     ======             ======            =======           =======

 Basic average shares outstanding......              14,523             13,995             14,394            13,874
                                                     ======             ======             ======            ======

 Basic net income per share .............             $0.62              $0.46              $1.56             $1.51
                                                      =====              =====              =====             =====

 Effect of dilutive securities:

 Outstanding stock options...........                    93                123                114                83
                                                         --                ---                ---                --

 Diluted average shares                              14,616             14,118             14,508            13,957
 outstanding.................................        ======             ======             ======            ======


 Diluted net income per share............             $0.62              $0.45              $1.54             $1.50
                                                      =====              =====              =====             =====

NOTE 7. COMMITMENTS AND CONTINGENCIES

On September 30, 1997, the Company had outstanding loan commitments to invest in various commercial real estate loans equal to $39 million.

The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the financial condition of the Company.

NOTE 8. CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk with respect to real estate loans in the portfolio are limited due to a large base and geographic dispersion. The Company makes investments across the nation and its loan portfolio can be segregated into five regions: Northeast, Southeast, Central, Southwest and West. As of September 30, 1997, the Company's loan concentration by these regions was 17, 48, 7, 9 and 19 percent, respectively. This compares to the Company's loan concentration by region as of December 31, 1996 of 20, 40, 5, 13 and 22 percent, respectively.

NOTE 9. MERGER

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Lending Corporation and Allied Capital Advisers, Inc. (collectively, the "Companies") pursuant to which the Company and Allied Capital Corporation, Allied Capital Corporation II, and Allied Capital Advisers, Inc. would merge with and into Allied Capital Lending Corporation through a stock for stock exchange (the "Merger"). Pursuant to the terms of the Merger Agreement, stockholders of the Company at the effective time of the merger will receive 1.60 shares of the merged entity. The Merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals, and other customary closing conditions. The Special Meetings of Stockholders of the Companies to vote on the Merger and the other related transactions is scheduled to be held on November 26, 1997. The Joint Proxy Statement/Prospectus relating to the Merger was distributed to stockholders on or about October 14, 1997.

Applications have been submitted by the Companies to the Securities and Exchange Commission and the Small Business Administration seeking certain exemptive relief and approvals in connection with the Merger. Such applications are currently pending before such agencies. If all required approvals are obtained, the Company anticipates the Merger would be effective on December 31, 1997.

Upon approval of the Merger, the Company will change its method of accounting for investments in loans from an amortized cost basis to a fair value method determined by the board of directors.

The Company anticipates completing its planned securitization of certain loans in the portfolio of investments in loans in the first quarter of fiscal year 1998. In conjunction with this planned transaction, the Company has identified those loans to be securitized as held for sale. As of September 30, 1997, the carrying cost of the loans approximates their fair value, and as a result no adjustment is required to the assets' historical carrying cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

LOAN PORTFOLIO

The Company purchases or originates small business loans that are generally secured by real estate and used in owner-operated or owner-managed small businesses. The Company's loan terms include both fixed and variable interest rate loans. As of September 30, 1997, the Company's loan portfolio consisted of 66% fixed rate loans and 34% variable rate loans, as compared to 57% fixed rate loans and 43% variable rate loans as of December 31, 1996. The Company has financed and continues to finance many different property types including hotels and motels, office buildings, retail and convenience stores, warehouses, medical offices, nursing homes and factories.

The Company makes investments across the nation and its loan portfolio has been segregated into five regions: Northeast, Southeast, Central, Southwest and West. As of September 30, 1997, the Company's loan concentration by region was 17%, 48%, 7%, 9% and 19%, respectively. This compares to the Company's loan concentration by region as of December 31, 1996 of 20%, 40%, 5%, 13% and 22% for the Northeast, Southeast, Central, Southwest and West regions, respectively. As of September 30, 1997, 36%, 28% and 11% of the Company's loan portfolio was invested in properties secured by hotels and motels, office buildings and retail space, respectively, as compared to 39%, 21% and 12% for the same categories as of December 31, 1996.

The Company invested $175 million in commercial real estate loans during the nine months of 1997. After considering normal principal payments and early payoffs of certain loans, the net increase in the Company's loan portfolio was $106 million for the nine months ended September 30, 1997.

Loans greater than 120 days past due or loans that have been specifically identified are considered to be impaired. The Company does not accrue interest on these loans. As of September 30, 1997, loans that were not accruing interest totaled $6.8 million. The Company generally makes every effort to work with the borrower in order to restore the loan to a performing status before exercising other alternatives, such as foreclosure on the property. The Company's loan loss reserve at September 30, 1997 and December 31, 1996 was approximately $1.5 million.


RESULTS OF OPERATIONS

For The Three Months Ended September 30, 1997 and 1996

The Company's net income increased 41% to $9.0 million for the quarter ended September 30, 1997 compared to $6.4 million for the same period last year, and net income per share was $0.62 and $0.45 for these periods, respectively.

Total investment income for the quarter ended September 30, 1997 increased 32% over the third quarter of 1996. The Company's net investments in mortgage loans have increased $121.9 million or 36% to $461.6 million as of September 30, 1997 from $339.7 million at September 30, 1996. The Company has financed its investments in mortgage loans through repayments of loans in the portfolio and through additional borrowings on its lines of credit. The average yield on the portfolio was 13% and 13.2% for the third quarter of 1997 and 1996, respectively.

Net margin on investments after deducting interest expense was $10.5 million for the quarter ended September 30, 1997 as compared to $8.6 million for the quarter ended September 30, 1996, an increase of 21%. Net margin on investments as a percentage of total investment income during the period was 67% and 73% for the third quarter of 1997 and 1996, respectively. Net margin on investments as a percent of total income is expected to continue to decrease as the Company leverages its equity capital with debt in order to finance the growth in its loan portfolio. As the overall net margin on investments increases, the return on equity and returns to shareholders should increase. Average outstanding borrowings were $255 million and $145 million for the third quarter of 1997 and 1996, respectively, and the average costs of borrowing was 7.7% and 8.2% for those same periods.

Investment management fees increased 8% or $150,000 to $1.95 million from $1.8 million as a result of growth in the Company's portfolio of investments in mortgage loans; however, investment management fees as a percent of average total assets declined to 1.9% from 2.0%, when comparing the third quarters of 1997 and 1996. This decrease is due to the negotiated management fee schedule modification in early 1997. Other expenses increased $233,000 to $472,000. The increase in other operating expenses is primarily due to certain Merger related expenses that were incurred in the third quarter.

The increase in the net income for the quarter ended September 30, 1997 as compared to the comparable quarter of the prior year was also due to an increase in the amount of realized gains recognized from the early repayment of loans and related prepayment penalties. The Company received mortgage loan repayments during the third quarter of 1997 totaling $31 million that resulted in realized gains of $1.3 million, as compared to realized gains of $500,000 on repayments of $27 million in the comparable period of last year. The Company historically experiences significant fluctuations on a quarter-by-quarter basis in the recognition of gains resulting from the repayment of loans. Quarterly earnings are not necessarily indicative of expected annual results.

The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of its consolidated subsidiaries. The minority interest equaled $361,000 for the quarter ended September 30, 1997 as compared to $452,000 in the same period of 1996.


For The Nine Months Ended September 30, 1997 and 1996

The Company's net income increased 7% to $22.4 million for the nine months ended September 30, 1997 as compared to $20.9 million for the same period of last year, and net income per share was $1.54 and $1.50 for these periods, respectively.

The increase in net income for the nine months ended September 30, 1997 as compared to the comparable period of the prior year is due primarily to an increase in the amount of investment income resulting from the continued growth of the Company's portfolio of commercial mortgage loans. The Company originated or purchased loans totaling $175 million and $122 million for the nine months ended September 30, 1997 and 1996, respectively. The Company received mortgage loan repayments during the nine months ended September 30, 1997 and 1996 totaling $67 million and $56 million, respectively.

Total investment income for the nine months ended September 30, 1997 increased 22% over the corresponding period of the prior year. The average outstanding portfolio balance for the nine months ended September 30, 1997 and 1996 was $429 million and $339 million, respectively. The average yield earned on the portfolio during 1997 and 1996 was 12.6% and 12.9%, respectively

Net margin on investments after deducting interest expense was $28 million for the nine months ended September 30, 1997 as compared to $24.6 million for the nine months ended September 30, 1996, an increase of 15%. Net margin on investments as a percentage of total investment income during the period was 69% and 74% for 1997 and 1996, respectively. Net margin on investments as a percent of total income is expected to continue to decrease as the Company leverages its equity capital with debt in order to finance the growth in its loan portfolio. As the overall net margin on investments increases, the return on equity and returns to shareholders should increase. Average outstanding borrowings during the nine months ended September 30, 1997 and 1996 were $213 million and $132 million, respectively. The average costs of borrowings were 7.6% and 7.8% for the same periods.

Total investment management fees increased 9.2% or $500,000 to $5.8 million from $5.3 million for the nine months ended September 30, 1997 and 1996, respectively. This increase in investment management fees is directly related to the growth in the Company's portfolio of mortgage loans. Investment management fees averaged 1.8% and 2.2% of average total assets for the nine months ended September 30, 1997 and 1996, respectively. Other expenses increased $138,000 to $924,000 primarily due to certain Merger related expenses that were incurred in the third quarter of 1997.

The Company realized gains of $2.1 million during the nine months ended September 30, 1997, as compared to realized gains of $4.6 million for the same period last year. In addition, the Company has received prepayment penalties of $1.5 million in 1997. The Company experiences significant fluctuations in the recognition of gains resulting from the repayment of loans. Earnings for the nine months ended September 30, 1997 are not indicative of expected annual results.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash from operations to provide working capital to pay its operating expenses, interest expense on outstanding indebtedness and to pay dividends to its shareholders. The Company funds new loans from loan repayments and through borrowings on its credit facilities. The Company has two credit facilities that it shares with Business Mortgage Investors, Inc.
(BMI). The first is a $40 million revolving line of credit with a bank (line of credit). The second is a $250 million master repurchase agreement (repurchase facility), with an investment bank. At September 30, 1997, the Company had borrowed $20 million and $204 million under the line of credit and repurchase facility, respectively. The Company uses the line of credit and the repurchase facility to warehouse loans until they can be permanently financed through asset securitization, or through other means. As of September 30, 1997 the bonds outstanding related to the Company's 1995 securitization transaction totaled $25 million.

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates in anticipation of a future long-term financing. As of September 30, 1997, the Company had swap agreements with a notional amount equal to $145 million. The Company pays third parties fixed rates ranging from 6.7% to 7% and receives from these third parties a variable rate based upon the 30 Day LIBOR. On September 30, 1997, the applicable LIBOR rate for all agreements was 5.7%. These swap agreements have the effect of hedging interest rate exposure on temporary variable rate warehouse facilities, and they provide a hedge against changes in long-term interest rates until such time as the loans in the portfolio are permanently financed and the variable rate warehouse facilities are repaid. Management anticipates securing additional long-term financing during early 1998.

The Company issued approximately 184,000 common shares at an average price of $24.18 per share to existing shareholders who participated in the dividend reinvestment plan in 1997. The Company also issued approximately 293,000 shares for approximately $5.5 million, through the exercise of stock options for which the Company provided loans of approximately $4.6 million.

The Company plans to increase its outstanding indebtedness during the upcoming year in order to finance new real estate loans. Management of the Company believes that the cash flow from operations, and the availability under its existing lines of credit and new credit facilities are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including payment of dividends to its shareholders.

FACTORS AFFECTING THE COMPANY'S BUSINESS

Proposed Merger. On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Lending Corporation and Allied Capital Advisers, Inc. (collectively, the "Companies") pursuant to which the Company and Allied Capital Corporation, Allied Capital Corporation II, and Allied Capital Advisers, Inc. would merge with and into Allied Capital Lending Corporation through a stock for stock exchange (the "Merger"). Pursuant to the terms of the Merger Agreement, stockholders of the Company at the effective time of the merger will receive 1.60 shares of the merged entity. The Merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals, and other customary closing conditions. The Special Meetings of Stockholders of the Companies to vote on the Merger and the other related transactions is scheduled to be held on November 26, 1997. The Joint Proxy Statement/Prospectus relating to the Merger was distributed to stockholders on or about October 14, 1997.

Applications have been submitted by the Companies to the Securities and Exchange Commission and the Small Business Administration seeking certain exemptive relief and approvals in connection with the Merger. Such applications are currently pending before such agencies. If all required approvals are obtained, the Company anticipates the Merger would be effective on December 31, 1997.

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

Statements included in this filing concerning the Company's future prospects are forward looking statements under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates.

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

         None.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

             3(ii) Bylaws
             11 Statement of Computation of Earnings Per Share

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

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

                                    ALLIED CAPITAL COMMERCIAL CORPORATION
                                    -------------------------------------
                                             (Registrant)



                                    /s/ Jon A. DeLuca
                                    --------------------------------------
Date: November 13, 1997             Jon A. DeLuca
                                    Principal and Chief Financial Officer